Form 10-K
period 2026-01-31
LAKELAND INDUSTRIES INC
filed 2026-04-16
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to ______________

Commission File Number: 0-15535

LAKELAND INDUSTRIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3115216
(State or Other Jurisdiction of Incorporation or Organization) 1525 Perimeter Parkway, Suite 325 Huntsville, AL (Address of Principal Executive Offices)	(I.R.S. Employer Identification No.) 35806 (Zip Code)

(Registrant's telephone number, including area code) (256) 350-3873

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	LAKE	NASDAQ

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

Yes☐ No ☒

The aggregate market value of voting stock held by non-affiliates as of July 31, 2025 was approximately $132.4 million. As of April 10, 2026, there were outstanding 10,723,205 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

LAKELAND INDUSTRIES, INC.

i

Information Relating to Forward-Looking Statements

This Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or future financial performance and involve various assumptions, known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, but are not limited to, those listed in this report under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “objectives,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” "continue" or other comparable words. Actual results, performance or outcomes may differ materially from those expressed or implied by these forward-looking statements and may not align with historical performance and events due to a number of factors, including those discussed in the sections of this report described above. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and caution should be exercised against placing undue reliance upon such statements, which are based only on information currently available to us and speak only as of the date hereof. We are under no duty to update publicly any of the forward-looking statements after the date of this report, whether as a result of new information, future events or otherwise, except as required by law.

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

For purposes of this Form 10-K, (a) FY refers to a fiscal year ended January 31; for example, FY26 refers to the fiscal year ended January 31, 2026 and (b) Q refers to a quarter, for example Q4 FY26 refers to the fourth quarter of the fiscal year ended January 31, 2026.

ITEM 1. BUSINESS

Overview – Lakeland Fire + Safety is a global provider of quality safety products that protect the world’s workers, first responders, and communities during the most critical situations. The Company’s products, which are governed by rigorous safety standards and regulations, are used to either protect the wearer from their environment or protect a product or process from the wearer in a broad range of markets around the world, including chemical, clean room, energy, fire service, manufacturing, and utility applications. Lakeland’s product portfolio includes firefighter protective apparel and accessories, high-end chemical protective suits, limited use/disposable protective clothing, durable woven garments, high performance FR/AR apparel, and high visibility clothing. On March 27, 2026, the Company sold its high performance FR/AR apparel and high visibility clothing line to National Safety Apparel. For additional information, please see Note 14 to our consolidated financial statements.

Lakeland Fire + Safety’s fiscal year 2026 reflected continued progress in advancing our strategy to build a comprehensive portfolio of protective products and services across both our Fire Services and Industrial product lines. During the year, we completed two acquisitions that expanded our advanced decontamination, inspection and repair service capabilities for firefighting garments, further strengthening our Fire Services platform. While we believe we now have the full suite of premier global head-to-toe fire services, we expect to move forward by continuing to implement strategies to accelerate growth and margins by continuing our acquisition focus on the fire turnout gear industry. We continue to see growth opportunities in the fire and industrial space. We have grown our revenue year-over-year and demonstrated our success with our recent acquisitions, providing confidence in our roll-up strategy, and we now have ample capital and flexibility to execute this strategy.

The Company’s strong market position across its focus product categories and markets is supported by continued and increasing investment in its global footprint, particularly owning and operating its own manufacturing facilities, acquiring complementary companies or products that expand and enhance product offerings and/or geographic customer territories and investing in sales and marketing resources in countries around the world. We believe that ownership of manufacturing is the keystone to building a resilient supply chain and providing high-quality products to our customers. Having nine manufacturing locations in eight countries on five continents, and sourcing core raw materials from multiple suppliers in various countries affords Lakeland with superior manufacturing capabilities and supply chain resilience compared to our competitors who use contractors. Additionally, our focus on providing customers with best-in-class service includes the strategic location of our sales team members.

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

On September 15, 2025, the Company acquired 100% of U.S.-based Arizona PPE Recon, Inc. (“Arizona PPE”) for cash consideration of approximately $4.1 million. Founded in 2016, Arizona PPE is a leading UL-certified independent services provider (“ISP”) for performing advanced decontamination, inspection and repairs on firefighting garments for the Arizona market, as well as providing educational and training classes to fire departments and personnel to help them implement and adhere to NFPA 1851 guidelines.

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

On December 16, 2024, the Company acquired U.S. based Veridian Limited ("Veridian") for cash consideration of approximately $26.3 million subject to post-closing adjustments and customary holdback provisions. Founded in 1992, Veridian is a leading provider of firefighter protective apparel, including fire and rescue garments, gloves and boots and is headquartered in Des Moines, Iowa.

On July 1, 2024, the Company acquired the fire and rescue business of LHD Group Deutschland GmbH and its subsidiaries in Hong Kong and Australia (collectively, "LHD") in an all-cash transaction. Total consideration was $14.8 million, net of $1.5 million cash acquired, of which $15.5 million was paid to retire LHD’s debt and $0.8 million was paid to the seller at closing. LHD is a leading provider of firefighter turnout gear, accessories, and personal protective equipment cleaning, repair, and maintenance and is headquartered in Wesseling, Germany, with operations in Hong Kong and Australia.

On February 5, 2024, the Company acquired Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, "Jolly") in an all-cash transaction. Total consideration was valued at $9.0 million. Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania.

Segments – The Company has seven revenue-generating reportable geographic segments under ASC Topic 280 “Segment Reporting”: USA Operations, Other Foreign, Europe, Mexico, Asia, Canada, and Latin America. Segment Reporting is presented in Note 14 – Segment Information of the consolidated financial statements in Part II Item 8 of this Form 10-K. Because our consolidated financial statements are stated in U.S. dollars and much of our business is conducted outside the U.S., currency fluctuations may affect our results of operations and financial position and may affect the comparability of our results between financial periods.

Products and Services – We design, manufacture, and sell a multifaceted line of safety products to protect the world’s workers, first responders, and communities during the most critical situations. The following is a brief description of each of our product and service categories.

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

High Performance FR/AR Apparel

Lakeland High-Performance FR apparel offers dual-certified protective apparel with advanced moisture-wicking technology and lightweight design with maneuverability in mind. With a combination of hydrophobic and hydrophilic fibers, Lakeland High-Performance FR garments ensure permanent moisture wicking in each layer of the garment. Our layering system improves the ability to maintain body temperature and outlast environmental elements. On March 27, 2026, the Company sold its high performance FR/AR apparel line to National Safety Apparel.

High Visibility Clothing

Lakeland’s High-Visibility Division manufactures and markets a comprehensive line of reflective apparel that meets the American National Standards Institute (ANSI) requirements and multiple national standards worldwide. The line includes vests, T-shirts, sweatshirts, jackets, coats, raingear, jumpsuits, hats and gloves. On March 27, 2026, the Company sold its high visibility clothing line to National Safety Apparel.

Services

We provide specialized services for the inspection, cleaning, decontamination, maintenance and repair of firefighting protective apparel in accordance with National Fire Protection Association (“NFPA”) 1851 standards.

Customers – The majority of our sales are made through distribution. For the years ended January 31, 2026 and 2025, no individual customer represented more than 10% of our sales.

Sales and Marketing - Domestically, we employ a field sales force, organized in four vertical sales groups (industrial, fire service, critical environment, and utilities), to support customers better and enhance marketing. We further leverage our in-house sales team with independent sales representatives to a global network of safety and industrial supply distributors who buy our products for resale and typically maintain inventory at the local level in order to assure quick response times and the ability to serve their customers properly.

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

Patents and Trademarks – We own 42 patents with the U.S. Patent and Trademark Office. We own 51 trademarks. Our active U.S. patents expire between 2026 and 2037. Intellectual property rights that apply to our various products include patents, trade secrets, trademarks and, to a lesser extent, copyrights. We maintain an active program to protect our technology, filing for patent and trademark protection in multiple countries where our product may be “knocked off” or where significant sales of our products exist. Information regarding risks associated with our proprietary technology and intellectual property rights may be found in Item 1A of this Annual Report on Form 10-K under the heading “Risk Factors.”

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

Human Capital - As of January 31, 2026, the Company employed approximately 2,600 people worldwide, of which approximately 2,570 were full-time and approximately 30 were part-time. Approximately 225 were employed in the U.S. and 2,375 were employed outside of the U.S. Approximately 1,500 employees, or 57% of our global workforce, are covered by collective bargaining agreements or works councils. Overall, we consider our employee relations to be good. Our culture is essential to our success.

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

Certain fabric components of firefighter turnout gear manufactured by our suppliers may contain PFAS to achieve water, oil, or chemical resistance and to achieve NFPA performance requirements. As of April 7, 2026, the Company has been named as a defendant in 41 lawsuits involving PFAS-related personal injury claims. These include 38 lawsuits consolidated in In re: Aqueous Film-Forming Foams Products Liability Litigation, MDL No.: 2:18-mn-2873-RMG (District of South Carolina, Charleston Division) involving claims by 965 firefighters alleging that PFAS in their turnout gear caused personal injuries. In addition, Lakeland is a defendant in a class action pending in the United States District Court of Connecticut, styled as Uniformed Professional Fire Fighters Association of Connecticut et al. v. 3M Company et al., Case No. 3:24-CV-01101. This putative class action alleges that Connecticut firefighters were exposed to PFAS in the course of their careers as firefighters, that the purchaser plaintiffs did not get the benefit of their bargain, and that the union plaintiffs diverted financial resources towards advocacy and education regarding PFAS. The case seeks certification of a firefighter class, a nationwide purchaser class, and a Connecticut purchaser subclass. The Company cannot predict the outcome of the PFAS-related litigation or any potential future regulatory requirements. An adverse outcome could materially affect the Company’s financial results.

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

Information about our Executive Officers

The following is a list of the names and ages of all of our executive officers indicating all positions and offices they hold with us as of April 15, 2026.

Name	Age	Position
James M. Jenkins	61	President and Chief Executive Officer, and Executive Chairman
J. Calven Swinea	62	Chief Financial Officer and Secretary
Hui (Helena) An	52	Chief Operating Officer
Laurel A. Yartz	53	Chief Human Resources Officer
Barry Phillips	66	Chief Revenue Officer - Fire
Cameron S. Stokes	59	Chief Commercial Officer – Global Industrials
Kevin Rae	54	Executive Vice President of Europe, Middle East and Africa Fire Sales

James M. Jenkins has served as our President and Chief Executive Officer since June 1, 2024. Previously, Mr. Jenkins held the position of Acting President and Chief Executive Officer beginning February 1, 2024. Mr. Jenkins was appointed the Company’s Executive Chairman on August 30, 2023. Mr. Jenkins previously served as Chairman of the Board from February 1, 2023 through August 2023. Mr. Jenkins previously served on our Board from 2012 to 2015 and was a member of our Audit and Corporate Governance Committees. Prior to his appointment as our President and Chief Executive Officer, Mr. Jenkins was the General Counsel and Vice President of Corporate Development for Transcat, Inc., a provider of calibration, repair, inspection and laboratory services, where he served as Transcat’s chief risk officer and advised management and the board of directors on matters of corporate governance and securities law. He also led Transcat’s acquisition strategy. He joined Transcat in September 2020. Prior to joining Transcat, he was a partner at Harter Secrest & Emery LLP, a regional law firm located in New York State. His practice focused on corporate governance and general corporate law matters, including initial and secondary public offerings, private placements, mergers and acquisitions, and securities law compliance. Mr. Jenkins joined the firm in 1989 as an associate and was elected a partner effective January 1, 1997. He is a Chambers-rated attorney and served as Chair of the firm’s Securities Practice Group from 2001 to 2020 and as a member of the firm’s Management Committee from January 2007 to January 2013. From 2018 until September 2020, he served as the Partner in Charge of the firm’s New York City office. Mr. Jenkins holds a B.A. from Virginia Military Institute and a J.D. from West Virginia University College of Law. Mr. Jenkins served on the board of directors of ScanTech AI Systems Inc. from December 2024 to October 2025, during which time he served as Chair of the Audit Committee and a member of the Compensation Committee. He previously served on the board of directors of Mars Acquisition Corp. until its acquisition by ScanTech AI Systems Inc. and OmniLit Acquisition Corp. from September 2021 to April 2023.

J. Calven Swinea has served as our Chief Financial Officer since January 1, 2026 after having served as Vice President of Finance since September 2020. Mr. Swinea was Global Corporate Controller of Elliott Group, a manufacturer of turbomachinery, from September 2019 to September 2020. Before consulting for various public companies from October 2015 to September 2019, he was the Vice President of Administration/Vice President of Internal Audit for Walter Energy, Inc., a metallurgical coal producer, from August 2010 to October 2015. Mr. Swinea also served in various finance positions for Avocent Corporation, Sanmina Corporation and was a senior manager at EY LLP. Mr. Swinea holds an M.A. and B.S. in Accounting from the University of Alabama.

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

Kevin Rae has served as our Executive Vice President of Europe, Middle East and Africa Fire Sales since April 9, 2026. From December 2022 until April 2026, Mr. Rae was Lakeland’s Vice President of EMEA Fire & Global M&A Integration. Prior to joining Lakeland, Mr. Rae served as the Managing Director of Eagle Technical Products (“Eagle”) from March 2013 until Lakeland acquired Eagle in December 2022. At Eagle, he was responsible for leading operations and driving growth in fire and protective solutions. Mr. Rae has more than 20 years of leadership experience in personal protective equipment (PPE) and fire safety across the UK and EMEA, including extensive experience leading complex organizations, executing strategic initiatives, and navigating regulatory and operational environments across multiple geographies. He has a demonstrated track record of building and leading high-performing teams and aligning commercial strategy with operational execution. His leadership supports Lakeland’s continued development of its fire services platform and expansion across international markets.

ITEM 1A: RISK FACTORS

RISK FACTORS

You should carefully consider the following risks before investing in our common stock. The risks and uncertainties described below are those that we have identified as material, but they are not the only risks that we may face. If any of the events referred to below actually occur, our business, financial condition, liquidity and results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. In addition, the risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in the forward-looking statements. See the section titled “Information Relating to Forward-Looking Statements” for a discussion of such statements and their limitations. You should also refer to the other information in this Form 10-K and in the documents we incorporate by reference into this Form 10-K, including our consolidated financial statements and the related notes.

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

The extent and duration of increased tariffs, which we are unable to predict, and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. For example, after announcing proposed blanket tariff rates of 46% on imports from Vietnam in April 2025, the U.S. and Vietnam governments announced a trade deal between the countries that imposes 20% tariffs on all products imported to the U.S. from Vietnam that became effective on August 7, 2025. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) but did not address potential refunds for tariffs paid under IEEPA. The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. After the Supreme Court’s ruling, the Trump Administration immediately imposed new global tariffs pursuant to Section 122 of the Trade Act of 1974, which allows for tariffs of up to 15% for a period of up to 150 days, and indicated its intention to consider other legal options for imposing tariffs.

Our business has been negatively affected by the IEEPA tariffs and may be negatively affected in the future by this quickly evolving tariff situation and the economic uncertainty created thereby. Tariffs increase the cost of our products and the components and raw materials that go into making them. These increased costs adversely impact the gross margin we earn on our products. Tariffs have also increased the cost of our products for customers, making them less competitive and have resulted in reduced consumer demand. Countries may also adopt other measures, such as controls on imports or exports of goods, technology, or data, that could adversely impact the Company’s operations and supply chain and limit the Company’s ability to offer our products and services as designed. These measures can require us to take various actions, including changing suppliers, shifting production of certain products to lower-tariff countries and restructuring business relationships. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming, and disruptive to our operations, as well as distracting to management. Such restrictions have been, and may be in the future, announced, amended, paused, reinstated, or rescinded with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures. Uncertainty surrounding trade and other international disputes has had a negative effect on consumer confidence and spending, and we cannot predict how long such uncertainty may last. These events have reduced customer demand, and additional tariff policies could exacerbate those effects, increase the cost of our products and services, or otherwise have a materially adverse impact on our customers’ and suppliers’ businesses and results of operations, which could in turn additionally adversely impact our financial performance and growth prospects.

A terrorist attack or other geopolitical crisis could negatively impact our domestic and/or international operations.

Our global operations are susceptible to global events, including acts or threats of war or terrorism, international conflicts, political instability, and natural disasters. The occurrence or continuation of any of these events could have an adverse effect on our business results and financial condition.

The impact of the invasion of Ukraine, including economic sanctions or expansions of the war or other military conflicts, as well as potential responses to them by Russia, could adversely affect the Company’s business, supply chain, suppliers or customers and potentially heighten our risk of cyber-attacks. In addition, although negotiations for a potential end to hostilities occur periodically, there is no certainty as to whether, when, or for how long any resulting ceasefire would remain in effect, and the continuation of Russia's invasion of Ukraine could lead to other disruptions, instability, and volatility in global markets and industries that could negatively impact the Company’s operations. Additionally, the conflict in and around Iran has increased instability in the Middle East region and generated new economic uncertainty in global supply chains, due in part to the restriction of shipping activity through the Strait of Hormuz. The broader consequences of these conflicts are uncertain, and could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, the availability of raw materials, supplies, freight and labor, currency exchange rates and financial markets, all of which could impact the Company’s business, financial condition and results of operations.

Further escalation of specific trade tensions, including those between the U.S. and China, and those between the U.S. and Mexico and Canada, or more broadly in global trade conflicts, could adversely impact the Company's business and operations. The Company's business is also impacted by social, political, and labor conditions in locations in which the Company or its suppliers or customers operate; adverse changes in the availability and cost of capital; monetary policy; interest rates; inflation; recession; commodity prices; currency volatility or exchange control; ability to expatriate earnings; and other laws and regulations in the jurisdictions in which the Company or its suppliers or customers operate. For example, changes in local economic conditions or outlooks, such as lower economic growth rates in China, Europe, or other key markets, impact the demand for or profitability of the Company's products.

We have significant international operations and are subject to the risks of doing business in foreign countries, particularly in China and Vietnam, which could affect our ability to manufacture or sell our products, obtain products from foreign suppliers or control the costs of our products.

We have business operations in 16 foreign countries. In FY26, more than half of our net sales were made by operations outside the U.S. Those operations are subject to various political, economic and other risks and uncertainties, which could have a material adverse effect on our business. These risks include the following:

•
unexpected changes in regulatory requirements;
•
changes in trade policy or tariff regulations, including the current U.S. presidential administration’s announced policy of maintaining tariffs on imports, including on certain goods imported from China, Vietnam, India, Mexico and other countries, following the U.S. Supreme Court’s ruling against tariffs imposed under the IEEPA;
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
•
trade sanctions and embargoes;
•
nationalization and expropriation;
•
increased international instability or potential instability of foreign governments, including war;
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
•
International instability and unrest, including wars;
•
Fluctuations in demand for our products and services;
•
Our expansion of international operations;
•
Competitive pricing pressures;
•
Seasonal buying patterns resulting from the cyclical nature of the business of some of our customers;
•
Changes in customer budgets and the timing of their budget cycles and purchasing decisions;
•
Changes in the mix of products and services sold;
•
The timing of introductions and enhancements of products by us or our competitors;
•
Fluctuations or delays in purchasing decisions in anticipation of new products or enhancements by us or our competitors;
•
National Fire Protection Association (NFPA) certification standard delays;
•
Market acceptance of new products;
•
Technological changes in fabrics or production equipment used to make our products;
•
Availability of raw materials due to unanticipated demand or lack of precursors (oil and gas);
•
Changes in the mix of domestic and international sales;
•
Macroeconomic factors, including tariffs, freight, raw material inflation and supply-chain costs;
•
Our ability to control costs, including operating expenses; and
•
Personnel changes.

These variations have in the past negatively impacted our stock price and could continue to do so.

Disruption in our supply chain, manufacturing or distribution operations could adversely affect our business.

Our ability to manufacture, distribute and sell products is critical to our operations. These activities are subject to inherent risks such as natural disasters, power outages, fires or explosions, labor strikes, terrorism, war, epidemics, pandemics, import restrictions, regional economic, business, environmental or political events, governmental regulatory requirements or nongovernmental voluntary actions in response to global climate change or other concerns regarding the sustainability of our business, which could disrupt our supply chain and impair our ability to manufacture or sell our products. If not mitigated in advance or otherwise effectively managed, this interruption could adversely impact our business, financial condition and results of operations and require additional resources to address.

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

Three of our competitors, DuPont, Ansell, and MSA Safety, have substantially greater financial, marketing and sales resources than we do. In addition, we believe that the barriers to entry in the disposable and reusable garments and gloves markets are relatively low. We cannot assure you that our present competitors or competitors that choose to enter the marketplace in the future will not exert significant competitive pressures.

Our operations are substantially dependent upon key personnel.

Our performance is substantially dependent on the continued services and performance of our senior management and certain other key personnel, including James M. Jenkins, our President and Chief Executive Officer and Executive Chairman; J. Calven Swinea, our Chief Financial Officer and Secretary; Helena An, our Chief Operating Officer, Laurel A. Yartz, our Chief Human Resources Officer; Barry G. Phillips, our Chief Revenue Officer – Fire; Cameron S. Stokes our Chief Commercial Officer – Global Industrials; and Kevin Rae, our Executive Vice President of Europe, Middle East and Africa Fire Sales. The loss of services of any of our executive officers or other key employees could have a material adverse effect on our business, financial condition, and results of operations. In addition, any future expansion of our business will depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled managerial, marketing, customer service and manufacturing personnel, and our inability to do so could have a material adverse effect on our business, financial condition and results of operations.

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

We employ various measures to prevent, detect, address and mitigate cybersecurity threats (including access controls, vulnerability assessments, training for employees with electronic access to confidential information, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems). However, our security measures may be inadequate to prevent security breaches, and our business operations and reputation could be materially adversely affected by these events and any resulting federal and state fines and penalties, legal claims or proceedings. There are also significant costs associated with a data breach, including investigation costs, remediation and mitigation costs, notification and monitoring costs, attorneys’ fees, and the potential for reputational harm and lost revenues due to a loss of confidence. We cannot predict the costs to comply with these laws or the costs associated with a potential data breach, which could have a material adverse effect on our business, results of operations, financial position and cash flows, and our business reputation. As cyber threats continue to evolve, we may be required to expend significant capital and other resources to protect against the threat of security breaches or to mitigate and alleviate problems caused by security incidents. To date, we have not identified any cybersecurity threats, that have materially affected our business strategy, results of operations or financial condition. However, there can be no assurance that such risks will not have a material adverse effect in the future.

Data privacy and security laws relating to the handling of personal information are evolving across the world and may be drafted, interpreted, or applied in a manner that results in increased costs, legal claims, fines against us, or reputational damage.

As a global organization that accesses and processes personal data in the course of its business, we are subject to U.S. and international data privacy, security and data breach notification laws, as well as contractual requirements that may govern the collection, use, disclosure and protection of personal and other sensitive data.

For example, in the U.S., individual state statutes establish mandatory data breach notification requirements as well as more general privacy and security requirements. All 50 states, the District of Columbia and U.S. territories have adopted data breach notification laws that impose, in varying degrees, an obligation to notify affected persons and/or state regulators in the event of a data breach or compromise, including when their personal information has or may have been accessed by an unauthorized person. These laws apply according to the residence of the impacted individual. Some state breach notification laws may also impose physical and electronic security requirements regarding the safeguarding of personal information. In addition, various state privacy laws grant individuals various rights with respect to personal information and may require significant expense and resources to comply with these laws. While most of these state privacy laws are exclusively enforced by their state attorneys general, the California Consumer Privacy Act (“CCPA”) is one of a few state privacy laws that includes a limited private right of action regarding security practices in the event of a data breach, thus exposing us to potential private litigation that could result in significant damages awards or settlements in civil litigation. Finally, in addition to comprehensive state privacy laws, there are multiple other more specific and potentially applicable federal state privacy laws around the U.S. that regulate specific kinds of data, from biometric and health data to website analytics and online advertising and more, each of which present, to the extent applicable, the potential for statutory penalties, regulatory enforcement action, or, in some cases, private litigation.

Outside the U.S., as our company continues to grow internationally through acquisitions as well as expanded business operations, we may be subject to established and continuously evolving international laws and regulations regarding individual rights around personal information and the cross-border transfers thereof. For example, Regulation (EU) 2016/679 (General Data Protection Regulation) (“GDPR”) and its counterpart in the United Kingdom, the Personal Information Protection Law of the People's Republic of China, adopted August 20, 2021, effective November 1, 2021 (“PIPL”), the Personal Information Protection and Electronic Documents Act in Canada (“PIPEDA”), and other such international privacy laws around the world, as well as their implementing regulations, contain data breach notification requirements, outline certain obligations and restrictions around the collection, processing, and cross-border transfers of personal information, and may also grant individuals certain consumer rights over their personal information. In addition, the recently effective DOJ Bulk Transfer Rule prohibits or restricts the cross-border bulk transfer of government-related data or bulk sensitive U.S. personal data to persons and countries of concern. Given our organization’s international locations and global distribution networks, compliance with the varying data privacy requirements in effect across the U.S. and around the world, particularly as they continue to evolve in many countries, may necessitate expenditures and changes in our business models. Failure to comply with these requirements can subject us to legal, regulatory, and reputational risks, as well as the financial risks that can accompany regulatory investigations, enforcement actions and private litigation.

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

If we are unable to integrate or successfully manage businesses that we have recently acquired or may acquire in the future, we may not realize anticipated cost savings, improved manufacturing efficiencies and increased revenue, which may result in material adverse short and long-term effects on our consolidated operating results, financial condition and liquidity. Even if we are able to integrate the operations of our acquired businesses into our operations, we may not realize the full benefits of the cost savings, revenue enhancements or other benefits that we may have expected at the time of acquisition. In addition, even if we achieve the expected benefits, we may not be able to achieve them within the anticipated time frame, and such benefits may be offset by costs incurred in integrating the acquired companies and increases in other expenses. For example, as disclosed in Item 9A of this Annual Report, we are in the process of remediating a material weakness in our internal control over financial reporting related to the need to enhance information technology general controls ("ITGCs") over the completeness and accuracy of the Company’s foreign reporting packages. These reporting packages serve as the basis for multiple controls, including a key management review control designed to detect material misstatements in the Company’s consolidated financial statements. We can give no assurance that additional material weaknesses will not arise in the future.

Acquisitions involve a number of special risks in addition to those mentioned above, including the diversion of management’s attention to the assimilation of the operations and personnel of the acquired companies, the potential loss of key employees of acquired companies, potential exposure to unknown liabilities, unfavorable accounting treatment, adverse effects on our reported operating results and the amortization or write-down of acquired intangible assets. We cannot assure you that any acquisition by us will or will not occur, that if an acquisition does occur, it will not materially and adversely affect our results of operations or that any such acquisition will be successful in enhancing our business. To the extent that we are unable to manage growth efficiently and effectively or are unable to attract and retain additional qualified management personnel, our business, financial condition and results of operations could be materially and adversely affected.

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

Our system of internal and disclosure controls and procedures was designed to provide reasonable assurance of achieving its objectives. However, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. As a result, there can be no assurance that our system of internal and disclosure controls and procedures will be successful in preventing all errors, theft and fraud or in informing management of all material information in a timely manner. For example, as disclosed in Item 9A of this Annual Report, we are in the process of remediating a material weakness in our internal control over financial reporting related to the need to enhance "ITGCs" over the completeness and accuracy of the Company’s foreign reporting packages. These reporting packages serve as the basis for multiple controls, including a key management review control designed to detect material misstatements in the Company’s consolidated financial statements. We can give no assurance that additional material weaknesses will not arise in the future.

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

We are implementing a new enterprise resource planning system, and challenges with the implementation of the system or further delays may impact our internal control over financial reporting, business and operations.

We have commenced a multi-year process of implementing a complex new SAP enterprise resource planning system (“ERP”), which is a major undertaking that will replace most of our existing operating and financial systems. An ERP system is used to maintain financial records, enhance data security and operational functionality and resiliency, and provide timely information to management related to the operation of a business. The SAP ERP implementation will require the integration of the new ERP with existing information systems and business processes. This process has required and will continue to require the investment of significant capital and human resources, requiring the attention of members of our management team. Any deficiencies in the design, or delays or issues encountered in the implementation, of the new SAP ERP could result in significantly greater capital expenditures and employee time and attention than currently contemplated and could adversely affect our ability to operate our business, including effective management of our invoicing and accounts receivable and collections processes, file timely reports with the SEC or otherwise affect the proper and efficient operation of our controls. We have already experienced some delays in the implementation of the new ERP system and an associated increase in cost, and there is no guarantee that other delays will not take place. In addition, we replaced the implementer of our ERP system and will onboard a new implementer in the first half of fiscal 2027. Further changes in scope, timeline or cost could have a material adverse effect on our results of operation.

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

As disclosed in Part II - Item 9A. Controls and Procedures, management has identified a material weakness in our internal control over financial reporting relating to controls over the completeness and accuracy of the Company’s foreign reporting packages which are the basis of multiple controls, including a key management review control designed to detect a material misstatement in our consolidated financial statements. As a result, management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of January 31, 2026. The material weakness did not result in any material misstatements to the Company’s consolidated financial statements, and the Company is currently working to remediate the material weakness. However, there can be no assurance that these remediation efforts will be successful. In addition, these remediation efforts will place a burden on management and may result in additional expenses.

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

The Company recognized goodwill impairment charges of $2.6 million, representing 45% of goodwill related to the LHD reporting unit in the Europe geographic segment during the year ended January 31, 2026. The Company recognized goodwill impairment charges of $3.0 million, representing the entire amount of goodwill related to the Pacific reporting unit in the Other Foreign geographic segment and $7.5 million, representing 83% of the goodwill related to the Eagle reporting unit in the Europe geographic segment, during the year ended January 31, 2025.

Management will continue to monitor internal and external factors, including our financial performance, stock price trends, and broader macroeconomic developments, to assess whether additional indicators of impairment exist. If such additional indicators are identified, we may be required to perform an interim impairment assessment. Any additional charges could have a material adverse effect on our financial condition, results of operations and future prospects.

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

We are also exposed to foreign currency exchange rate risks due to our sales to customers in foreign countries in the amount of $111.0 million in FY26. Our sales in these countries are usually denominated in the local currency. If the value of the U.S. dollar increases relative to these local currencies, and we are unable to raise our prices proportionally, then our profit margins could decrease because of the exchange rate change.

Due to our purchases and sales in other countries, we are exposed to changes in foreign currency exchange rates. To manage this volatility, we seek to limit, to the extent possible, our non-US dollar-denominated purchases and sales.

In connection with our operations in China, we purchase a significant number of raw materials and components from outside of the U.S. However, our purchases in China are primarily made in the RMB, the value of which has floated for the last 7 years, and therefore, we have been exposed to additional foreign exchange rate risk on our Chinese raw material and component purchases.

Our primary risk from foreign currency exchange rate changes is related to non-US dollar-denominated sales in China, Canada, South America and Europe and, to a lesser extent Mexico and Russia. Our sales to customers in Canada are denominated in Canadian dollars, South America in Argentine Pesos, Europe in Euros and British Pounds, and China in RMB and U.S. dollars. If the value of the U.S. dollar increases relative to the Canadian dollar, the Argentine Peso, the Pound, the Euro, or the RMB, then our net sales could decrease as our products would be more expensive to these international customers because of changes in the exchange rate. When appropriate, we manage the foreign currency risk through forward contracts against the Australian dollar, New Zealand dollar and Euro, as well as through cash flow hedges in the U.S. against the RMB and the Euro. If non-U.S. dollar-denominated international purchases and sales grow, exposure to volatility in exchange rates could have a material adverse impact on our financial results.

Covenants in our credit facilities may restrict our financial and operating flexibility.

As a result of the Loan Agreement the Company entered into on June 25, 2020, as amended to date, we currently have a $40.0 million revolving credit facility, which matures on December 12, 2029. Our credit facility requires, and any future credit facilities may also require that we comply with specified financial covenants relating to fixed charge coverage and investment in acquisitions, among others. At times we have been unable to maintain compliance with certain of these covenants, though we have historically been able to obtain waivers of such noncompliance from our lenders. Specifically, as of January 31, 2026, we were not in compliance with our “basic fixed charge coverage ratio” and “funded debt to EBITDA ratio” covenants; however, on April 13, 2026, we and the lender entered into a limited waiver, pursuant to which the lender waived our non-compliance, as of January 31, 2026, with these covenants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Loan Agreement” for more information. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we cannot guarantee that we will meet the requirements of these covenants. If any non-compliance with such covenants is not cured or waived, the applicable lenders could accelerate our outstanding obligations or proceed against the collateral granted to them to secure that indebtedness, which could have a material adverse effect on our financial position and our business generally. At January 31, 2026, we had $28.5 million outstanding debt under our credit facility.

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

Legal and Regulatory Risks

We are subject to certain U.S. and foreign anti-corruption laws and other laws and regulations as a result of our international operations.

We must comply with American laws such as the Foreign Corrupt Practices Act (FCPA) and Sarbanes-Oxley as well as anticorruption legislation in the U.K. Compliance with U.S. and foreign laws, including sanctions, anti-corruption, tax, data privacy, labor, and competition regulations, increases our operating costs and exposes us to risks. Despite our compliance policies, violations may occur. Any violation could result in significant fines, penalties, operational restrictions, and reputational harm, and investigations and enforcement actions can be costly and divert management’s attention, materially adversely affecting our business.

We are subject to various U.S. and foreign tax laws, and any changes in these laws related to the taxation of businesses and resolutions of tax disputes could adversely affect our results of operations.

The U.S. Congress, the Organization for Economic Co-operation and Development (OECD) and other government agencies in jurisdictions in which we invest or do business have maintained a focus on issues related to the taxation of multinational companies. One example is base erosion and profit shifting, where profits may be reported for tax purposes in low-tax jurisdictions or payments are made between affiliates from higher-tax jurisdictions to lower-tax jurisdictions. The OECD has developed, and an increasing number of jurisdictions have continued to implement, elements of its Two-Pillar Solution for international tax reform. Pillar One includes rules relating to the allocation of taxing rights, while Pillar Two introduces a global minimum tax under the Pillar Two Global Anti-Base Erosion (“GloBE”) rules.

Tax laws in the U.S. and other countries in which we do business could change on a prospective or retroactive basis, including through refinements to these rules, new adoptions, or responses to evolving international developments, any of which could adversely affect our business, financial condition, and results of operations. We are subject to regular review and audit by foreign and domestic tax authorities. While we believe our tax positions will be sustained, the final outcome of tax audits and related litigation may differ materially from the tax amounts recorded in our consolidated financial statements, which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows.

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

The regulatory environment in which we operate is subject to change, and new regulations and new or existing claims, such as those related to certain PFAS substances, could have a material adverse effect on our business, financial condition and results of operations or make aspects of our business as currently conducted no longer possible. For example, the Company has been named as a party to a number of lawsuits filed by firefighters related to exposure to PFAS in firefighter turnout gear. These cases are largely consolidated in In re: Aqueous Film-Forming Foams Products Liability Litigation, MDL No.: 2:18-mn-2873-RMG (District of South Carolina, Charleston Division) or pending in a putative class action in the United States District Court of Connecticut, styled as Uniformed Professional Fire Fighters Association of Connecticut et al. v. 3M Company et al., Case No. 3:24-CV-01101. We may, in the future, be subject to additional claims related to PFAS, including for degradation of natural resources from such PFAS and personal injury or product liability claims as a result of human exposure to such PFAS.

Risks Relating to Our Common Stock

The market price of our common stock may fluctuate widely.

The market price of our common stock could be subject to significant fluctuations as a result of many factors. For example, the closing price of our common stock ranged from a low of $7.94 to a high of $24.98 between February 1, 2025 and January 31, 2026. Factors that may cause the market price of our common stock to fluctuate, some of which may be beyond our control, include:

•
Quarter-to-quarter variations in our operating results;
•
Announcements of new products or services by us or our competitors;
•
Changes in earnings estimated by securities analysts or our ability to meet those estimates;
•
The operating and stock price performance of other comparable companies;
•
Macroeconomic conditions, inflation, interest rates, fluctuating foreign currency exchange rates, slow economic growth, continuing supply chain disruptions, and global conflicts, including the Russia-Ukraine war and various wars in the Middle East, including those concerning Israel and Iran;
•
Changes to the regulatory and legal environment in which we operate;

•
Overall market fluctuations and domestic and worldwide economic conditions; and
•
Other events or factors described in this Item 1A “Risk Factors” or elsewhere in this Annual Report on Form 10-K.

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

Future issuances or sales of a substantial number of shares, or the perception that they could occur, could cause our stock price to decline.

Future issuances of shares of our common stock, including in connection with acquisitions, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Future grants of equity-based awards will also cause dilution. Furthermore, we may issue additional equity or convertible securities that could have rights senior to those of our common stock.

Sales of a substantial number of shares of our common stock, particularly by directors, executive officers and principal stockholders, or the perception that such sales may occur, could cause the market price of our common stock to fall.

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

Our cybersecurity program includes controls designed to prevent, identify, protect against, detect, respond to and recover from cybersecurity incidents (as such term is defined in Item 106(a) of Regulation S-K), and to provide for the availability of critical data and systems and to maintain regulatory compliance. These controls include the following activities:

•
monitor emerging data protection laws and implement changes to our processes designed to comply,
•
conduct regular cybersecurity management and incident training for all employees,
•
conduct regular phishing email simulations for all employees with access to corporate email systems to enhance awareness and responsiveness to such possible threats. Any employee who fails a phishing test is automatically enrolled in additional cyber training,
•
through policy, practice and contract (as applicable) require employees, as well as third parties who provide services on our behalf, to treat customer information and data with care,
•
maintain multiple layers of controls, including embedding technological and administrative security features into our technology investments, multi-factor authentication tools, system access policies and privileges, and network configuration,
•
perform annual system access audit with all departments and personnel,
•
review access logs and continually monitor detection alerts,
•
conduct annual tabletop exercises to simulate cyber incidents to refine cyber security policies further, and
•
implement a remote disaster recovery backup site and fail over testing.

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

Cybersecurity Governance

Cybersecurity is an important part of our enterprise risk management program and an area of increasing focus for our Board and management. The Audit Committee, as part of its charter, is responsible for overseeing the Company’s efforts to monitor cybersecurity risks and management efforts to mitigate such risks. Management is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of and participation in the cybersecurity risk management process described above, including the operation of our incident response plan. The Audit Committee receives and reviews reports from management and the Company’s internal audit function concerning cybersecurity incidents, business continuity, data security posture, disaster recovery preparedness, results from security assessments, progress toward pre-determined risk mitigation-related goals, our incident response plan, internal audit results pertaining to technology and cybersecurity controls, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. The Audit Committee reports to the full Board on major items covered at meetings of the Audit Committee.

Members of the Audit Committee are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management process. Material cybersecurity threat risks are also considered during separate Board meeting discussions of important matters like enterprise risk management, operational budgeting, business continuity planning, mergers and acquisitions, brand management, and other relevant matters. Any potential threat or incident is reported to the Audit Committee based on the severity and potential risk based on the escalation procedure as defined by the Incident Response Plan.

Our cybersecurity risk management process, which is discussed in greater detail above, is led by our Vice President of Information Technology. This individual has over thirty years of prior work experience in various Information Technology roles including managing information systems and security.

Our Vice President of Information Technology and technology professionals have deep experience and skills in developing, implementing and monitoring cyber technology assets. Our technology staff and partners have a strong track record of working with major vendors' security, firewall, identity management and other platforms.

ITEM 2. PROPERTIES

Our principal executive office is located at 1525 Perimeter Parkway Suite 325, Huntsville, AL 35806 United States. We own or lease our primary facilities. We own our manufacturing locations in AnQui City, China, Jerez, Mexico and Noida, India.. We lease our manufacturing locations in Des Moines, Iowa, Spencer, Iowa, Buenos Aires, Argentina, Xuan Trung Commune, Vietnam, Bucharest, Romania and Whanganui, New Zealand.

We believe that all of our occupied facilities, including the manufacturing facilities, are in good repair and suitable condition for their intended purpose.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to a variety of litigation and other legal proceedings and claims incidental to our business. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material adverse effect on our results of operations, financial condition or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our results of operations, financial condition or cash flows. For additional information, please see Note 12 to our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Nasdaq Market under the symbol “LAKE.” On April 14, 2026, there were 21 registered holders of our shares of common stock. This number of registered holders does not represent the actual number of beneficial owners of our common stock because shares are frequently held in “street name” by securities dealers and others for the benefit of individual owners who have the right to vote their shares.

Dividend Policy

Prior to February 2023, we had not paid any cash dividends on our common stock. In February 2023, the Company began paying a quarterly cash dividend of $0.03 per share. On December 9, 2025, the Company announced the suspension of the Company’s quarterly cash dividend on its common stock. The payment of any future dividends will be at the discretion of the Board and will depend on the Company’s financial condition, results of operations, capital requirements and any other factors deemed relevant by the Board.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs (2)
November 1 – November 30	35	$—	—	$5,030,479
December 1 – December 31	—	$—	—	$5,030,479
January 1 – January 31	7,176	$—	—	$5,030,479
Total	7,211	$—	—	$5,030,479

(1)
Represents withholding of 7,211 shares to cover taxes on vested restricted stock units during the fourth quarter of FY26.
(2)
Represents the amount remaining under our share repurchase program as of January 31, 2026.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following summary together with the more detailed business information and consolidated financial statements and related notes that appear elsewhere in this Form 10-K and in the documents that we incorporate by reference into this Form 10-K. This document may contain certain “forward-looking” information within the meaning of the Private Securities Litigation Reform Act of 1995. This information involves risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. In this Form 10-K, (a) “FY” means fiscal year; thus for example, FY26 refers to the fiscal year ended January 31, 2026, and (b) “Q” refers to a quarter; thus, for example, Q4 FY26 refers to the fourth quarter of the fiscal year ended January 31, 2026.

Overview

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

We had net sales of $192.6 million in FY26 and $167.2 million in FY25.

We have operated facilities in Mexico since 1995 and in China since 1996. Beginning in 1995, we moved the labor-intensive sewing operation for our limited use/disposable protective clothing lines to these facilities. Our facilities and capabilities in China and Mexico provide access to a labor pool that is less expensive than that available in the U.S. and permits us to purchase certain raw materials at a lower cost than are available domestically. During FY25 and continuing into FY26, the Company was impacted by tariff costs on certain products imported from China. In addition, U.S. trade policy has undergone significant shifts under the Trump administration, including the imposition of new and expanded tariffs on key trading partners such as China, Vietnam, Canada, Mexico, and the European Union. These developments, along with potential retaliatory tariffs, have created increased uncertainty and cost pressures. In prior years, the Company has been able to pass along a portion of costs resulting from tariffs to its customers, but there is no guarantee that we will be able to successfully do so in the future.

During FY26, we expanded our product portfolio, geographic reach and services capabilities as part of our strategy to build a premier global fire services brand. However, our operations were impacted by external factors such as increases in freight costs, raw material inflation and ongoing supply-chain disruptions. In addition, we have experienced uncertainty in certain markets, certification timing delays and material flow challenges. These factors have negatively impacted our production efficiency, revenue timing and gross margins. We are continuing to implement initiatives to improve operational and manufacturing efficiencies, reduce inventory levels and prioritize liquidity and debt reduction.

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

We have two U.S. based manufacturing locations through our acquisition of Veridian Limited in FY25. These facilities currently produce Veridian’s brand of fire turnout gear and gloves, but they are in the process of being certified to produce Lakeland turnout gear for the U.S. market. They are also capable of producing Lakeland’s woven and high-performance garments. In addition, as part of our broader strategy to expand our fire services platform, we completed the acquisitions of Arizona PPE and California PPE in FY26 that enhance our service capabilities in cleaning, inspection, repair, and rental of personal protective equipment.

Our net sales attributable to customers outside the U.S. were $111.0 million and $106.8 million for the fiscal years ended January 31, 2026 and 2025, respectively.

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

On December 16, 2024, the Company acquired U.S. based Veridian Limited for cash consideration of approximately $26.3 million subject to post-closing adjustments and customary holdback provisions. Founded in 1992, Veridian is a leading provider of firefighter protective apparel, including fire and rescue garments, gloves and boots and is headquartered in Des Moines, Iowa.

On July 1, 2024, the Company acquired the fire and rescue business of LHD Group Deutschland GmbH and its subsidiaries in Hong Kong and Australia (collectively, "LHD") in an all-cash transaction. Total consideration was $14.8 million, net of $1.5 million cash acquired, of which $15.5 million was paid to retire LHD’s debt, and $0.8 million was paid to the seller at closing. LHD is a leading provider of firefighter turnout gear, accessories, and personal protective equipment cleaning, repair, and maintenance. LHD is headquartered in Wesseling, Germany, with operations in Hong Kong and Australia.

On February 5, 2024, the Company acquired Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, "Jolly") in an all-cash transaction valued at approximately $9.0 million. Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania. Jolly provides a differentiated product portfolio through its continued investment in research and development and the use of modern materials and cutting-edge technologies in the production of its footwear.

The cost to manufacture and distribute our products is influenced by the cost of raw materials, finished goods, labor, tariffs and transportation. During FY26, we have experienced continued inflationary pressure and higher costs because of the increasing cost of raw materials, finished goods, labor, transportation, and other administrative costs associated with the normal course of business. The increase in the cost of raw materials and finished goods is due in part to a shortage in the availability of certain products, the higher cost of shipping, and inflation. We can only pass elevated costs onto customers in an effort to offset inflationary pressures on a limited basis. Future volatility of general price inflation and the impact of inflation on costs and availability of materials, costs for shipping and warehousing and other operational overhead could adversely affect our financial results.

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

Our business in Russia accounted for approximately 2.1% and 2.4% of our consolidated net revenues for the years ended January 31, 2026 and 2025, respectively. Our assets in Russia were approximately 2.6% and 2.4% of our consolidated assets at January 31, 2026 and 2025, respectively. The net book value of our assets in Russia on January 31, 2026 was approximately $5.6 million, of which $1.0 million is cash. We currently have not recognized any impairment charges related to the assets of our Russian business.

However, the extent, severity, duration and outcome of the conflict between Russia and Ukraine and related sanctions could potentially impact the value of our assets in Russia as the conflict continues. Our Russian business is part of our Other Foreign segment.

Our sales in Ukraine were not significant in FY26 or FY25.

Impact of Conflict in the Middle East

On February 28, 2026, the U.S. and Israel launched a coordinated military operation against Iran, and Iran responded with attacks affecting certain Persian Gulf states as well as Israel. Although discussions regarding a ceasefire in the region are ongoing, these conflicts are likely to cause regional instability that could materially adversely affect global trade, regional economies and the global economy, which could materially adversely affect our financial condition and results of operations, and it is not clear when these conflicts will end. Although we have not experienced a material impact on our operations as of the date of this Annual Report, continued or expanded conflict in the region could adversely affect global economic conditions, supply chains, transportation logistics, and customer demand, which in turn could impact our business and results of operations.

Our sales in the Middle East were not significant for FY26. However, ongoing supply chain disruptions or increased freight costs resulting from the reduction in shipping volume through the Strait of Hormuz could have material adverse effects on our business.

Critical Accounting Estimates

Inventories. Allowances are recorded for slow-moving, obsolete or unusable inventory. We assess our inventory for estimated obsolescence or unmarketable inventory and write down such inventory to estimated net realizable value based upon assumptions about future sales and supply on hand, if necessary. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company had inventory reserves of $4.7 million and $3.5 million as of January 31, 2026 and 2025, respectively.

Income Taxes. The Company is required to estimate its income taxes in each of the jurisdictions in which it operates as part of preparing the consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s consolidated balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of its deferred tax assets in the future or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination. In FY26 and FY25, we recorded a change in our valuation allowance of $9.2 million and less than $0.1 million, respectively. Changes in our future operating results, estimates of sources of future taxable income and tax laws may impact our ability to realize all or a portion of our deferred tax assets, resulting in the need for additional valuation allowances that could be material.

Valuation of Intangible Assets Acquired in Business Combinations. Assigning fair values to intangible assets acquired in a business combination requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions, we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets and tangible long-lived assets. Acquired intangible assets are valued using certain discounted cash flow methodologies based on future cash flows specific to the type of intangible asset purchased. Several significant assumptions and estimates were involved in the application of these valuation methods, including prospective financial information, including revenues and EBITDA, discount rates, and customer attrition rates. Tangible long-lived assets are valued using a combination of the cost and market valuation approaches.

Goodwill and Other Intangible Assets. All goodwill is assigned to and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Goodwill is not amortized but evaluated for impairment at least annually or whenever events or changes in circumstance indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company may perform either a qualitative assessment of potential impairment or proceed directly to a quantitative assessment of potential impairment. If the Company chooses not to perform a qualitative assessment, or if it chooses to perform a qualitative assessment but is unable to conclude that no impairment has occurred qualitatively, then the Company will perform a quantitative assessment. Quantitative testing involves comparing the estimated fair value of each reporting unit to its carrying value. We estimate reporting unit fair value using a weighted average of fair values determined by discounted cash flow ("DCF") and market approach methodologies, as we believe both are important indicators of fair value. A number of assumptions and estimates are involved in the application of the DCF model, including prospective financial information and discount rates. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The market approach methodology measures value through an analysis of peer companies. The analysis entails measuring the multiples of EBITDA at which peer companies are trading. If we are unable to achieve our estimates of future cash flows or market or business conditions result in changes to our significant assumptions, we may recognize additional impairment charges and such charges could be material.

Refer to Note 1, “Business and Summary of Significant Accounting Policies,” and Note 6, “Acquisitions,” to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for further information on the Company’s business acquisitions.

Significant Balance Sheet Fluctuation January 31, 2026, as Compared to January 31, 2025

Cash decreased by $5.0 million, primarily due to $15.8 million of cash used in operating activities and $1.2 million used in investing activities. Investing activities included $6.2 million related to the acquisitions of Arizona PPE and California PPE, partially offset by $5.7 million of net proceeds from the sale of the Decatur warehouse facilities. Capital expenditures totaled $0.7 million during the period. Net cash provided by financing activities was $12.5 million, which was primarily driven by borrowings under the Company’s credit facility. Total borrowings during the period were $44.3 million, which were used to fund operations and the acquisitions noted above.

Results of Operations

The following tables set forth our external sales by our product lines and geographic regions and our historical results of continuing operations as a percentage of our net sales from operations, for the years and three-months ended January 31, 2026 and 2025.

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2026	2025	2026	2025
External Sales by Product Line:
Disposables	$13.5	$14.4	$51.3	$52.2
Chemical	5.0	4.7	21.7	21.5
Fire Services	21.7	21.2	93.6	63.0
Gloves	0.2	0.3	1.3	1.7
High Visibility	1.1	1.2	5.1	5.4
High Performance Wear	1.9	1.4	8.1	6.6
Wovens	2.4	3.4	11.5	16.8
Consolidated external sales	$45.8	$46.6	$192.6	$167.2

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2026	2025	2026	2025
External Sales by region:
U.S.	$19.6	$18.3	$81.6	$60.4
Europe	12.1	14.5	$54.2	42.1
Mexico	1.3	0.9	$4.7	5.0
Asia	4.3	3.6	$14.5	13.9
Canada	1.7	2.3	$8.9	10.3
Latin America	3.8	4.0	$16.4	21.2
Other foreign	3.0	3.0	$12.3	14.3
Consolidated external sales	$45.8	$46.6	$192.6	$167.2

	Three Months Ended January 31, (Unaudited)		Year Ended January 31,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.8%	59.9%	67.1%	58.9%
Gross profit	32.2%	40.1%	32.9%	41.1%
Operating expenses	37.8%	40.4%	40.0%	40.3%
Goodwill impairment	5.7%	22.6%	1.4%	6.3%
Gain on sale-leaseback	0.0%	0.0%	(2.2)%	0.0%
Lease impairment	0.0%	0.0%	1.9%	0.0%
Operating loss	(11.4)%	(22.9)%	(8.1)%	(5.5)%
Impairment of equity method investment	0.0%	(16.4%)	0.0%	(4.6%)
Other (expense) income, net	(0.0)%	0.2%	(0.0)%	0.1%
Interest expense	(1.3)%	1.3%	(1.1)%	1.0%
Loss before income tax expense (benefit)	(12.8)%	(40.4%)	(9.2)%	(11.0%)
Income tax expense (benefit)	0.8%	(0.9%)	4.0%	(0.2%)
Net loss	(13.5)%	(39.5)%	(13.1)%	(10.8%)

Net Sales. Net sales increased to $192.6 million for the year ended January 31, 2026 compared to $167.2 million for the year ended January 31, 2025, an increase of $25.4 million. Sales in the U.S. increased $21.2 million or 35.1%, primarily due to increased sales of fire services gear and services due to our acquisitions of Veridian, Arizona PPE and California PPE. Sales to the European market increased by $12.1 million or 28.7%, primarily due to the acquisitions of Jolly and LHD, which accounted for $12.3 million of the increase offset by weakness in the industrial markets. These increases were partially offset by declines in certain international locations. Sales in Latin America decreased by $4.8 million, Canada decreased by $1.4 million, Other Foreign decreased by $2.0 million and Mexico decreased by $0.3 million. These decreases are primarily attributable to timing of orders and continued macroeconomic and market uncertainties.

Overall, our Fire Services line was a key driver of our revenue growth in FY26, increasing $30.6 million or 48.6%. The execution of our acquisition strategy and the acquisitions of Jolly, LHD and Veridian in FY25 and Arizona PPE and California PPE in FY26 accounted for $28.6 million of the increase. The increase in Fire Services was complemented by a $1.5 million increase in our High Performance products, partially offset by a $5.3 million decline in our Woven products and a $0.9 million decline in our Disposable products.

Gross Profit. Gross profit decreased $5.4 million, or 7.8%, to $63.3 million for the year ended January 31, 2026, from $68.7 million for the year ended January 31, 2025. Gross profit as a percentage of net sales was 32.9% for the year ended January 31, 2026 compared to 41.1% for the year ended January 31, 2025. The decrease in gross profit is primarily attributable to increases in personnel, freight, tariffs and materials costs over the prior year.

Operating Expense. Operating expenses increased 14.2% from $67.4 million for the year ended January 31, 2025 to $77.0 million for the year ended January 31, 2026. Operating expenses as a percentage of net sales were 40.0% for the year ended January 31, 2026, as compared to 40.3% for the year ended January 31, 2025. Operating expenses increased in part due to the acquisitions of Jolly, LHD and Veridian in FY25 and Arizona PPE and California PPE in FY26. Integration and acquisition costs accounted for $6.2 million of the increase in FY26. Additionally, the increase in operating expenses year-over-year was primarily driven by increases in personnel costs, equity compensation, acquisition-related costs, professional fees, freight and other selling and administrative expenses incurred to support the growth of the Company and increased sales levels, partially offset by a decrease in legal costs.

Goodwill Impairment. For the year ended January 31, 2026, the Company recognized a goodwill impairment charge of $2.6 million representing approximately 45% of the goodwill associated with the LHD reporting unit within the Europe geographic segment. For the year ended January 31, 2025, the Company recognized goodwill impairment charges of $3.0 million representing the entire amount of goodwill related to the Pacific reporting unit within the Other Foreign geographic segment, and $7.5 million related to the Eagle reporting unit within the Europe geographic segment, representing 83% of the associated goodwill.

Gain on Sale-Leaseback Transaction. On August 27, 2025, the Company completed the sale of the Decatur, Alabama warehouse facilities to an unrelated party for $6.1 million. The sale resulted in a pre-tax gain, after selling and asset disposal costs, of approximately $4.3 million in FY26.

Lease Impairment. The Company recorded a $3.6 million impairment primarily related to the right-of-use asset for the Monterrey, Mexico facility during FY26. There were no lease impairment charges recorded during FY25.

Operating Loss. Operating loss was ($15.5) million for the year ended January 31, 2026, as compared to an operating loss of ($9.3) million for the year ended January 31, 2025, due to the impacts detailed above. Operating margin decreased to (8.1%) for the year ended January 31, 2026, compared to (5.5%) for the year ended January 31, 2025.

Impairment of Equity Method Investment. The Company’s investment in Bodytrak has generated losses since its initial funding and required repeated rounds of financing to maintain operations. In February 2025, Bodytrak entered insolvency proceedings in the United Kingdom. Through January 31, 2025, the Company has recognized a total of $1.5 million in losses from its investment in Bodytrak. As of January 31, 2025, the Company recorded an impairment loss of $7.6 million for the remaining recorded value of the equity method and convertible notes investments.

Interest Expense. Interest expense was $2.1 million and $1.7 million for the years ended January 31, 2026 and 2025, respectively. The increase in interest expense is due to the increase in borrowing on the Company’s line of credit to fund its acquisition strategy.

Income Tax Expense (Benefit). Income tax expense (benefit) consists of federal, state and foreign income taxes. Income tax expense was $7.6 million for the year ended January 31, 2026, as compared to an income tax benefit of $0.3 million for the year ended January 31, 2025. The primary drivers in the change between the periods was the decrease in consolidated pre-tax loss, changes in the jurisdictional mix of income and the establishment of a full valuation allowance against our U.S. deferred tax assets during the year ended January 31, 2026.

Net Loss. Net loss was ($25.3) million for the year ended January 31, 2026 compared to net loss was ($18.1) million for the year ended January 31, 2025 for the reasons discussed above.

Fourth Quarter Results

Net sales and net loss were $45.8 million and ($6.2) million, respectively, for Q4 FY26, as compared to sales of $46.6 million and net loss of ($18.4) million, for Q4 FY25.

Liquidity and Capital Resources

At January 31, 2026, cash and cash equivalents were approximately $12.5 million and working capital was approximately $96.2 million. Cash and cash equivalents decreased $5.0 million and working capital decreased $5.4 million from January 31, 2025.

Of the Company’s total cash and cash equivalents of $12.5 million as of January 31, 2026, cash held in Latin America of $1.2 million, cash held in Hong Kong of $0.5 million, cash held in the UK of $1.5 million, cash held in Vietnam of $0.6 million, cash held in India of $0.2 million and cash held in Canada of $0.3 million would not be subject to additional U.S. income tax in the event such cash was repatriated due to the change in the U.S. tax law as a result of the 2017 Tax Cuts and Jobs Act. The Company monitors its financial depositories by their credit rating, which varies by country. In addition, cash balances in banks in the U.S. are insured by the FDIC subject to certain limitations. There was approximately $1.5 million included in U.S. bank accounts and approximately $11.0 million in foreign bank accounts as of January 31, 2026, of which $11.7 million was uninsured. These balances could be impacted if one or more financial institutions with which the Company deposits its funds fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has experienced no loss of principal or lack of access to invested cash or cash equivalents; however, we can provide no assurance that access to our invested cash and cash equivalents will not be affected if the financial institutions that hold the Company’s cash and cash equivalents fail. See Part I, Item 1A. Risk Factors in this Annual Report on Form 10-K under the caption “Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, financial condition or results of operations.”

The Company strategically employs an intercompany dividend plan subject to subsidiary profitability, cash requirements and withholding taxes. The Company changed its permanent reinvestment assertions for its Chinese operations due to the increased volatility of the Chinese Yuan and an updated evaluation of investment strategies. No intercompany dividends were paid to the U.S. from international subsidiaries during FY26.

Net cash used in operating activities of $15.8 million for the year ended January 31, 2026 was primarily driven by the net loss of ($25.3) million, partially offset by non-cash charges of $14.3 million, including depreciation and amortization of $5.1 million, stock-based compensation of $3.4 million, lease impairments of $3.6 million, and the partial impairment of LHD's goodwill of $2.6 million, partially offset by the gain on the disposal of the Decatur warehouse facilities of $4.3 million. Changes in operating assets and liabilities were $4.8 million, primarily due to the increases in accounts receivable of $2.7 million, other assets of $2.3 million, and decreases in accounts payable of $1.1 million and accrued expenses and other liabilities of $0.5 million, partially offset by a decrease in inventory of $1.8 million. The change in working capital during the current year was primarily due to the timing of customer collections and the ongoing inventory reduction efforts.

Net cash used in investing activities of $1.2 million for the year ended January 31, 2026 includes the acquisitions of Arizona PPE and California PPE for $6.2 million and purchases of equipment of $0.7 million, offset by the proceeds from the sale of the Decatur warehouse facilities of $5.7 million.

Net cash provided by financing activities was $12.5 million driven by the borrowings under our credit facility of $44.3 million to fund acquisitions and working capital increases, $2.0 million in other term loan borrowings, offset by dividends of $1.2 million, repayment of debt facilities and other borrowings of $32.3 million and $0.4 million in shares returned to pay income taxes on shares vested under our equity compensation program.

Net cash used in operating activities of $15.9 million for the year ended January 31, 2025 was primarily due to an increase in net inventories of $14.2 million, an increase in accounts receivable of $2.6 million, reductions in accrued expenses and other liabilities, as well as operating lease liabilities, of $5.4 million offset by an increase in accounts payable of $6.0 million. The growth in inventory is to support anticipated sales growth in the first half of FY26. Net non-cash income items were $19.7 million due to the write-off of the Company’s total investment in Bodytrak of $7.6 million, the impairment of Pacific’s goodwill of $3.0 million and the partial impairment of Eagle’s goodwill of $7.5 million. Net cash used in investing activities of $47.7 million for the year ended January 31, 2025 includes the acquisitions of Jolly, LHD and Veridian. Net cash provided by financing activities was $56.6 million driven by the borrowings under our credit facility of $59.4 million to fund the acquisitions. The Company successfully completed an underwritten offering of our common stock and raised net proceeds of $42.6 million in January 2025, which was used to pay down the credit facility.

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

The Amended Loan Agreement provides the Company with a secured revolving credit facility of up to $40.0 million of borrowings (giving effect to the reduction of such limit following the application of the net proceeds from the Company's January 2025 equity issuance). The revolving credit facility includes a $10.0 million letter of credit sub-facility. The credit facility matures on December 12, 2029.

On April 13, 2026, the Company and the Lender entered into a limited waiver (the “Limited Waiver”), pursuant to which the Lender waived the Company's non-compliance as of January 31, 2026 with respect to two financial covenants under the Amended Loan Agreement (as described below). The $40.0 million aggregate commitment amount of the Amended Loan Agreement, maturity date of December 12, 2029, and applicable interest rate of the Amended Loan Agreement remained unchanged.

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

As of January 31, 2026, the Company was not in compliance with its “basic fixed charge coverage ratio” and its “funded debt to EBITDA ratio” covenants. On April 13, 2026, the Company and the Lender entered into the Limited Waiver, pursuant to which the Lender waived the Company's non-compliance under the Amended Loan Agreement. A breach of the financial covenants under the Amended Loan Agreement, if not cured or waived, could result in the obligations under the Amended Loan Agreement being accelerated.

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

As of January 31, 2026, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $28.5 million outstanding under the revolving credit facility, and there was $11.5 million of additional available credit under the Amended Loan Agreement. As of January 31, 2025, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $13.2 million outstanding under the revolving credit facility, and there was $26.8 million of additional available credit under the Amended Loan Agreement. The revolving credit facility carried an interest rate of 5.76% and 6.47% at January 31, 2026 and January 31, 2025, respectively.

We believe that our current cash, cash equivalents, borrowing capacity under our Amended Loan Agreement and the cash to be generated from expected product sales will be sufficient to meet our projected operating and investing requirements for at least the next twelve months. However, our liquidity assumptions may prove to be incorrect, and we could utilize our available financial resources sooner than we currently expect.

Acquisitions

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

On December 16, 2024, the Company acquired U.S. based Veridian Limited in an all-cash transaction valued at approximately $26.3 million subject to post-closing adjustments and customary holdback provisions. Founded in 1992, Veridian is a leading provider of firefighter protective apparel, including fire and rescue garments, gloves and boots and is headquartered in Des Moines, Iowa.

On July 1, 2024, the Company acquired the fire and rescue business of LHD Group Deutschland GmbH and its subsidiaries in Hong Kong and Australia (collectively, "LHD") in an all-cash transaction. Total consideration was $14.8 million, net of $1.5 million cash acquired, of which $15.5 million was paid to retire LHD’s debt and $0.8 million was paid to the seller at closing. LHD is a leading provider of firefighter turnout gear, accessories, and personal protective equipment cleaning, repair, and maintenance and is headquartered in Wesseling, Germany, with operations in Hong Kong and Australia.

On February 5, 2024, the Company acquired Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, "Jolly") in an all-cash transaction valued at approximately $9.0 million. Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania. Jolly provides a differentiated product portfolio through its continued investment in research and development and the use of modern materials and cutting-edge technologies in the production of its footwear.

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

The Company did not repurchase any shares during FY26 or FY25 and has $5.0 million remaining under the share repurchase program at January 31, 2026.

Capital Expenditures. Our capital expenditures for FY26 were $0.7 million which primarily relates to replacement equipment for our manufacturing sites and developed technology projects. Our capital expenditures for FY25 were $1.5 million which primarily related to our capital purchases for our manufacturing facilities in Vietnam and Mexico. We anticipate FY27 capital expenditures to be approximately $3.2 million to replace existing equipment in the normal course of operations and expand our fire services products manufacturing capabilities. We expect to fund the capital expenditures from our cash flow from operations. The Company may also expend funds in connection with potential acquisitions.

Recently Issued and Adopted Accounting Standards and Disclosure Rules

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires a public entity to disclose in its rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and this guidance should be applied prospectively but there is the option to apply it retrospectively. The Company has prospectively adopted the provisions of this guidance in conjunction with our Form 10-K for our fiscal year ending January 31, 2026.

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

Credit Losses

In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance provides a practical expedient that entities may elect when estimating expected credit losses for current accounts receivable and current contract assets, allowing entities to assume that conditions as of the balance sheet date remain unchanged over the life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lakeland Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lakeland Industries, Inc. and its subsidiaries (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated April 16, 2026 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Acquisitions of LHD Group Deutschland GmbH, LHD Group Australia Pty Ltd and LHD Group Hong Kong Ltd., (collectively, LHD), Veridian Limited, and California PPE Recon, Inc. – Valuation of Customer Relationship Intangible Assets

As described in Note 6 to the consolidated financial statements, the Company completed the acquisitions of LHD for $16.3 million on July 1, 2024, Veridian Limited (Veridian) for $26.3 million on December 16, 2024, and California PPE Recon, Inc. (California) for $5.8 million on September 15, 2025. The Company accounted for these transactions under the acquisition method of accounting for business combinations. Purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identifiable customer relationship intangible assets of $5.0 million, $10.0 million and $3.6 million relating to LHD, Veridian and California, respectively.

Acquired customer relationship intangible assets were valued using the excess earnings approach. Several significant assumptions and estimates were involved in the application of this valuation method, including forecasts of revenue growth rates, operating margins, attrition rates, and discount rates.

Given the fair value determination of the customer relationship intangible assets for LHD, Veridian, and California requires management to leverage a complex valuation methodology and make significant estimates and assumptions related to the forecasts of revenue growth rates, operating margins, attrition rates and resulting future cash flows and the selection of discount rates, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

Our audit procedures related to the Company’s valuation of acquired customer relationship intangible assets as part of the LHD, Veridian, and California acquisitions included the following, among others:

•
We obtained an understanding of the relevant controls related to the valuation of acquired customer relationship intangible assets and tested such controls for design and operating effectiveness, including controls related to significant assumptions.
•
We evaluated the reasonableness of management’s revenue growth rates and operating margin forecasts, and attrition rates by comparing the projections to historical results as well as industry benchmarks and tested the underlying data for accuracy and completeness.
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

Goodwill Impairment Assessment – LHD Group Deutschland GmbH, LHD Group Australia Pty Ltd and LHD Group Hong Kong Ltd., (collectively, LHD) Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L., (collectively, Jolly)

As described in Note 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $15.3 million as of January 31, 2026, after a goodwill impairment charge of $2.6 million relating to the LHD reporting unit. Goodwill, at the reporting unit level, is tested by the Company for impairment at least annually. The fair values of the reporting units for the goodwill impairment assessment are determined using an income approach, through a discounted cash flow model, and the guideline public company approach, through selected multiples. The determination of the fair values of each reporting unit requires management to make significant estimates and assumptions related to the specific circumstances of each reporting unit such as revenue projections, projected operating cash flow margins, discount rates and the selection of guideline public company multiples.

We identified the LHD and Jolly goodwill impairment assessment as a critical audit matter because of the significant assumptions management used in the impairment assessments. Auditing management’s judgments used in the impairment assessments regarding revenue projections, projected operating cash flow margins, discount rates and guideline public company multiples involved a high degree of auditor judgment and increased audit effort.

Our audit procedures related to the Company’s goodwill impairment assessments for the LHD and Jolly reporting units included the following, among others:

•
We obtained an understanding of the relevant controls related to the Company’s goodwill impairment assessments and tested such controls for design and operating effectiveness, including management review controls over significant assumptions.
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
•
With the assistance of our fair value specialists with specialized knowledge and experience with impairment of goodwill we evaluated management’s assessment and significant assumptions by:

o
Evaluating the appropriateness of the valuation methodology used by management and testing the accuracy of the calculations
o
Testing the source information underlying the determination of the discount rates and verifying the mathematical accuracy of the calculation.
o
Developing an analysis of the discount rates and comparing that analysis to the discount rates selected by management.
o
Testing the selection of guideline public company multiples.

/s/ RSM US LLP

We have served as the Company’s auditor since 2024.

Fort Lauderdale, Florida

April 16, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lakeland Industries, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Lakeland Industries, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the years ended January 31, 2026 and 2025, of the Company and our report dated April 16, 2026 expressed an unqualified opinion.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded California PPE Recon, Inc. and Arizona PPE Recon, Inc., from its assessment of internal control over financial reporting as of January 31, 2026, because they were acquired by the Company through business combinations on September 15, 2025, respectively. We have also excluded California PPE Recon, Inc. and Arizona PPE Recon, Inc. from our audit of internal control over financial reporting. California PPE Recon, Inc. and Arizona PPE Recon, Inc. are wholly owned subsidiaries whose total assets and net loss represent approximately 6% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2026.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

For those locations utilizing financially relevant systems, other than Sage X3 or Kingdee, the Company lacked appropriate information technology general controls ("ITGCs"); accordingly, the financial reporting controls, as designed, do not adequately address the completeness and accuracy of these locations' reporting packages. The reporting packages form the basis of multiple controls including a key management review control designed to detect a material misstatement in the Company’s consolidated financial statements as well as other controls). Additionally, the Company did not update the control activities documentation for numerous locations and, in some cases, did not change control processes to reflect changes in operating structure. This contributed to the material weakness described herein in the Company’s internal controls. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2026 financial statements, and this report does not affect our report dated April 16, 2026 on those financial statements.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

April 16, 2026

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended January 31, 2026 and 2025

($000’s) except share information

	2026	2025
Net sales	$192,648	$167,211
Cost of goods sold	129,322	98,537
Gross profit	63,326	68,674
Operating expenses	76,990	67,401
Goodwill impairment	2,604	10,538
Gain on sale-leaseback	(4,333)	—
Lease impairments	3,577	—
Operating loss	(15,512)	(9,265)
Impairment of equity method investment	—	(7,639)
Other (expense) income, net	(40)	198
Interest expense	(2,147)	(1,650)
Loss before income tax expense (benefit)	(17,699)	(18,356)
Income tax expense (benefit)	7,612	(281)
Net loss	$(25,311)	$(18,075)
Net loss per common share:
Basic	$(2.63)	$(2.43)
Diluted	$(2.63)	$(2.43)
Weighted average common shares outstanding:
Basic	9,626,477	7,426,401
Diluted	9,626,477	7,426,401

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended January 31, 2026 and 2025

($000)’s

	2026	2025
Net loss	$(25,311)	$(18,075)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,706	(1,600)
Comprehensive loss	$(22,605)	$(19,675)

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

January 31, 2026 and 2025

($000’s, except share information)

ASSETS
Current assets	2026	2025
Cash and cash equivalents	$12,515	$17,476
Accounts receivable, net of allowance for doubtful accounts of $1,064 and $1,237 at January 31, 2026 and 2025, respectively	32,043	27,607
Inventories	82,542	82,739
Prepaid VAT and other taxes	2,429	2,598
Income tax receivable and other current assets	4,657	6,111
Total current assets	134,186	136,531
Property and equipment, net	11,640	13,948
Operating leases right-of-use assets	11,248	13,917
Deferred tax assets	1,149	6,270
Goodwill	15,287	16,240
Intangible assets, net	31,724	25,503
Other assets	4,699	122
Total assets	$209,933	$212,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,565	$15,742
Accrued compensation and benefits	4,984	4,501
Other accrued expenses	8,964	8,130
Income tax payable	1,802	1,993
Current portion of long-term debt	1,891	939
Current portion of operating lease liabilities	4,756	3,602
Total current liabilities	37,962	34,907
Deferred income taxes	2,198	3,891
Long-term debt	30,382	16,426
Long-term portion of operating lease liabilities	10,264	10,681
Total liabilities	80,806	65,905
Commitments and contingencies (Footnote 12)
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $0.01 par; authorized 20,000,000 shares, Issued 11,164,336 and 10,856,812; outstanding 9,806,128 and 9,498,604 at January 31, 2026 and 2025, respectively	112	109
Treasury stock, at cost; 1,358,208 shares at January 31, 2026 and 2025	(19,979)	(19,979)
Additional paid-in capital	129,391	123,136
Retained earnings	23,857	50,320
Accumulated other comprehensive loss	(4,254)	(6,960)
Total stockholders' equity	129,127	146,626
Total liabilities and stockholders’ equity	$209,933	$212,531

The accompanying notes are an integral part of these consolidated financial statements.

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended January 31, 2026 and 2025

($000’s, except share information)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
Balance, January 31, 2024	8,722,965	$87	(1,358,208)	$(19,979)	$79,420	$69,282	$(5,360)	$123,450
Net loss	—	—	—	—	—	(18,075)	—	(18,075)
Dividends paid	—	—	—	—	—	(887)	—	(887)
Other comprehensive loss	—	—	—	—	—	—	(1,600)	(1,600)
Underwritten stock offering, net of expenses	2,093,000	21	—	—	42,605	—	—	42,626
Stock-based compensation:
Restricted stock issued	67,266	1	—	—	—	—	—	1
Restricted stock plan	—	—	—	—	1,557	—	—	1,557
Return of shares in lieu of payroll tax withholding	—	—	—	—	(446)	—	—	(446)
Balance, January 31, 2025	10,856,812	$109	(1,358,208)	$(19,979)	$123,136	$50,320	$(6,960)	$146,626
Net loss	—	—	—	—	—	(25,311)	—	(25,311)
Dividends paid	—	—	—	—	—	(1,152)	—	(1,152)
Other comprehensive income	—	—	—	—	—	—	2,706	2,706
Stock issued for acquisition	227,728	2	—	—	3,293	—	—	3,295
Stock-based compensation:
Restricted stock issued	79,796	1	—	—	—	—	—	1
Restricted stock plan	—	—	—	—	3,391	—	—	3,391
Return of shares in lieu of payroll tax withholding	—	—	—	—	(429)	—	—	(429)
Balance, January 31, 2026	11,164,336	$112	(1,358,208)	$(19,979)	$129,391	$23,857	$(4,254)	$129,127

Lakeland Industries, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended January 31, 2026 and 2025

($000’s)

	2026	2025
Cash flows from operating activities:
Net loss	$(25,311)	$(18,075)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	2,510	(4,086)
Depreciation and amortization	5,063	3,316
Impairment of goodwill	2,604	10,538
Lease impairments	3,577	—
Amortization of step-up in inventory basis	1,395	1,036
Stock based and restricted stock compensation	3,391	1,558
Gain on sale-leaseback transaction	(4,333)	—
Loss on disposal of property and equipment	113	61
Equity in loss of equity method investment	—	384
Change in fair value of earnout consideration	—	(711)
Impairment of equity method investment	—	7,639
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable, net	(2,674)	(2,644)
Inventories	1,770	(14,242)
Prepaid VAT and other taxes	170	244
Other assets	(2,305)	(1,477)
Accounts payable	(1,051)	5,979
Accrued expenses and other liabilities	(488)	(3,500)
Operating lease liabilities	(181)	(1,901)
Net cash used in operating activities	(15,750)	(15,881)
Cash flows from investing activities:
Purchases of property and equipment	(671)	(1,540)
Proceeds from sale of property and equipment	5,652	—
Acquisitions, net of cash acquired	(6,165)	(45,084)
Investments	—	(1,118)
Net cash used in investing activities	(1,184)	(47,742)
Cash flows from financing activities
Secondary stock offering proceeds	—	42,626
Term loan borrowings	2,048	2,688
Term loan repayments	(3,202)	(635)
Credit line borrowings	44,334	59,400
Payments on debt facilities	(29,094)	(46,158)
Dividends paid	(1,152)	(887)
Shares returned to pay employee taxes under restricted stock program	(429)	(446)
Net cash provided by financing activities	12,505	56,588
Effect of exchange rate changes on cash and cash equivalents	(532)	(711)
Net decrease in cash and cash equivalents	(4,961)	(7,746)
Cash and cash equivalents at beginning of year	17,476	25,222
Cash and cash equivalents at end of year	$12,515	$17,476

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,129	$1,650
Cash paid for income taxes	$3,045	$3,219
Stock issued for acquisition	$3,295	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Lakeland Industries, Inc. and Subsidiaries, doing business as “Lakeland Fire + Safety” (“Lakeland,” the “Company,” “we,” “our” or “us”), manufacture and sell a comprehensive line of fire services and industrial protective clothing and accessories for the industrial and first responder markets. In addition, we provide decontamination, repair and rental services that complement our fire services portfolio. Our products are sold globally by our in-house sales teams, our customer service group, and authorized independent sales representatives to a strategic and selective global network of authorized distribution partners. Our authorized distributors supply end users across various industries, including integrated oil, chemical/petrochemical, automobile, transportation, steel, glass, construction, smelting, cleanroom, janitorial, pharmaceutical and high-tech electronics manufacturers, as well as scientific, medical laboratories and the utilities industry. We also supply federal, state and local governmental agencies and departments, including fire and law enforcement, airport crash rescue units, the Department of Defense, the Department of Homeland Security and the Centers for Disease Control. Internationally, we sell to a mix of end-users directly and to industrial distributors, depending on the particular country and market. In addition to the United States (U.S.), sales are made into more than 50 foreign countries, the majority of which were into China, the European Economic Community ("EEC"), Canada, Chile, Argentina, Russia, Kazakhstan, Colombia, Mexico, Ecuador, India, Uruguay, Middle East, Southeast Asia, Australia, Hong Kong and New Zealand. As referred to herein, FY refers to a fiscal year ended January 31; for example, FY26 refers to the fiscal year ended January 31, 2026.

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). We have reclassified certain prior year amounts to conform to current year presentation. The following is a description of the Company’s significant accounting policies.

Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. It is reasonably possible that events could occur during the upcoming year that could change such estimates.

Cash and Cash Equivalents

The Company considers highly liquid temporary cash investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of money market funds.

Accounts Receivable, Net. Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates credit losses by considering historical credit losses, the current economic environment, customer credit ratings or bankruptcies. The accounts receivable, net balance was $32.0 million, $27.6 million and $19.2 million as of January, 31, 2026, January 31, 2025 and January 31, 2024, respectively.

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

Business combinations

In accordance with the accounting guidance for business combinations, the Company uses the acquisition method of accounting to allocate the purchase price of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. The excess of the purchase price over the estimated fair value of assets and liabilities is recorded as goodwill. Assigning fair market values to the assets acquired and liabilities assumed at the date of acquisition requires knowledge of current market values and the values of assets in use and often requires the application of judgment regarding estimates and assumptions. While the ultimate responsibility resides with management for material acquisitions, we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets, tangible long-lived assets, and contingent consideration. Acquired intangible assets, excluding goodwill, are valued using certain discounted cash flow methodologies based on future cash flows specific to the type of intangible asset purchased. Several significant assumptions and estimates were involved in the application of these valuation methods, including prospective financial information, including revenues and EBITDA, discount rates, and customer attrition rates. Tangible long-lived assets are valued using a combination of the cost and market valuation approaches.

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

Revenue Recognition

Substantially all of the Company’s revenue is derived from product sales, which consist of sales of the Company’s personal protective wear products to distributors. The Company considers purchase orders to be a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and virtually all of the Company’s contracts are short-term. The Company recognizes revenue for the transfer of promised goods to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods. Approximately 5% of the Company’s revenue is derived from decontamination, inspection, repair and rental services for protective wear products for the year ended January 31, 2026 compared to 3% of the Company's revenue for the year ended January 31, 2025. Revenue from these services represents a single-performance obligation. The Company recognizes revenue at a point in time when the performance obligation under the terms of the contract with a customer is satisfied. The Company typically satisfies its performance obligations in contracts with customers upon shipment of the goods. Generally, payment is due from customers within 30 to 90 days of the invoice date, and the contracts do not have significant financing components. The Company elected to account for shipping and handling activities as a fulfillment cost rather than a separate performance obligation. Shipping and handling costs associated with outbound freight are included in operating expenses, and for FY26 and FY25 aggregated approximately $4.8 million and $4.1 million, respectively. Taxes collected from customers relating to product sales and remitted to governmental authorities are excluded from revenue.

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

	Year Ended January 31, (in millions of dollars)
	2026	2025
External Sales by Product Lines:
Disposables	$51.3	$52.2
Chemical	21.7	21.5
Fire	93.6	63.0
Gloves	1.3	1.7
High Visibility	5.1	5.4
High Performance Wear	8.1	6.6
Wovens	11.5	16.8
Consolidated external sales	$192.6	$167.2

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

	Year Ended January 31, (in millions of dollars)
	2026	2025
External Sales by Region:
U.S. Operations	$81.6	$60.4
Europe	54.2	42.1
Mexico	4.7	5.0
Asia	14.5	13.9
Canada	8.9	10.3
Latin America	16.4	21.2
Other foreign	12.3	14.3
Consolidated external sales	$192.6	$167.2

Advertising Costs

Advertising costs are expensed as incurred and included in operating expenses on the consolidated statement of operations. Advertising and co-op costs amounted to $1.2 million and $0.9 million in FY26 and FY25, respectively.

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

Income Taxes

The Company is required to estimate its income taxes in each of the jurisdictions in which it operates, as a part of preparing the consolidated financial statements. This involves estimating the actual current tax in addition to assessing temporary differences resulting from differing treatments for tax and financial accounting purposes. These differences, together with net operating loss carryforwards and tax credits, are recorded as deferred tax assets or liabilities on the Company’s consolidated balance sheet. A judgment must then be made of the likelihood that any deferred tax assets will be recovered from future taxable income. A valuation allowance may be required to reduce deferred tax assets to the amount that is more likely than not to be realized. In the event the Company determines that it may not be able to realize all or part of its deferred tax assets in the future or that new estimates indicate that a previously recorded valuation allowance is no longer required, an adjustment to the deferred tax asset is charged or credited to income in the period of such determination. In FY26 and FY25, we recorded a change in our valuation allowance of $9.2 million and less than $0.1 million, respectively.

The Company recognizes tax positions that meet a “more likely than not” minimum recognition threshold. If necessary, the Company recognizes interest and penalties associated with tax matters as part of the income tax provision and would include accrued interest and penalties with the related tax liability in the consolidated balance sheets.

Foreign Operations and Foreign Currency Translation

The Company maintains manufacturing operations in Mexico, India, Argentina, New Zealand, Romania, Vietnam and the People’s Republic of China and can access independent contractors in China, Vietnam, Argentina and Mexico. It also maintains sales and distribution entities in India, Canada, the U.K., Chile, China, Argentina, Russia, Kazakhstan, Uruguay, Australia, New Zealand, Italy, Germany and Mexico. The Company is vulnerable to currency risks in these countries. The functional currency for the U.K., the Pound; the trading company in China, the RMB; in Russia, the Ruble; in New Zealand the New Zealand Dollar, in Germany and Italy the Euro, in Romania the Leu, in Australia the Australian Dollar, in Hong Kong the Hong Kong Dollar and in Kazakhstan the Kazakhstan Tenge. All other operations have the U.S. dollar as their functional currency.

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

Fair Value of Financial Instruments

The Company measures certain assets and liabilities at fair value. U.S. GAAP defines fair value, provides guidance for measuring fair value and requires certain disclosures utilizing a fair value hierarchy which is categorized into three levels based on the inputs to the valuation techniques used to measure fair value.

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

There were no foreign currency forward or hedge contracts at January 31, 2026 or January 31, 2025.

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

Certain assets, in specific circumstances, are measured at fair value on a non-recurring basis utilizing Level 3 inputs such as goodwill and intangible assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if one or more of these assets were determined to be impaired.

Net Loss Per Share

Net loss per share is based on the weighted average number of common shares outstanding without consideration of common stock equivalents. Diluted net income per share is based on the weighted average number of common shares and common stock equivalents. The diluted net income per share calculation takes into account unvested restricted shares and the shares that may be issued upon the exercise of stock options, reduced by shares that may be repurchased with the funds received from the exercise, based on the average price during the fiscal year.

For FY26 and FY25, 0.5 million and 0.3 million shares, respectively, of unvested restricted stock awards were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

Recently Adopted and Issued Accounting Standards and Disclosure Rules

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires a public entity to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and this guidance should be applied prospectively but there is the option to apply it retrospectively. The Company has prospectively adopted the provisions of this guidance in conjunction with our Form 10-K for our fiscal year ending January 31, 2026.

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

Credit Losses

In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance provides a practical expedient that entities may elect when estimating expected credit losses for current accounts receivable and current contract assets, allowing entities to assume that conditions as of the balance sheet date remain unchanged over the life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

2. INVENTORIES, NET

Inventories consist of the following (in $000s):

	January 31,
	2026	2025
Raw materials	$40,406	$39,344
Work-in-process	2,465	2,692
Finished goods	44,380	44,158
Excess and obsolete reserve	(4,709)	(3,455)
	$82,542	$82,739

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following (in $000s):

	Useful Life in	January 31,
	Years	2026	2025
Machinery and equipment	3-10	$16,090	$14,180
Furniture and fixtures	3-10	1,520	1,176
Leasehold improvements	Shorter of lease term or useful life	2,015	3,059
Computer hardware and software	3	5,315	5,141

Land and building	20-30	4,602	7,623
		29,542	31,179
Less accumulated depreciation and amortization		(18,398)	(18,201)
Construction-in-progress		496	970
		$11,640	$13,948

Depreciation and amortization expense for FY26 and FY25 amounted to $2.8 million and $2.6 million, respectively.

4. INVESTMENTS

The Company holds an investment in and convertible notes from Inova Design Solutions, Ltd, doing business as Bodytrak (“Bodytrak”). Bodytrak provides wearable monitoring solutions for customers in industrial health, safety, defense and first responder markets wanting to achieve better employee health and performance. Bodytrak’s solution is provided as a platform as a service (PaaS), delivering real-time data, cloud-based analytics, and hardware that includes a patented earpiece for physiological monitoring and audio communications.

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

5. GOODWILL AND INTANGIBLE ASSETS

Goodwill as of January 31, 2026 and 2025, and changes in goodwill during the fiscal years then ended, were as follows (in $000s):

	U.S. Operations	Europe	Other Foreign	Total
Balance at January 31, 2024	$871	$9,049	$3,749	$13,669
Measurement period adjustment	—	—	(691)	(691)
Acquisitions	4,956	8,969	—	13,925
Impairment	—	(7,512)	(3,026)	(10,538)
Currency translation	—	(93)	(32)	(125)
Balance at January 31, 2025	$5,827	$10,413	$—	$16,240
Measurement period adjustment	248	(2,340)	—	(2,092)
Acquisitions	2,425	—	—	2,425
Impairment	—	(2,604)	—	(2,604)
Currency translation	—	1,318	—	1,318
Balance at January 31, 2026	$8,500	$6,787	$—	$15,287

As of November 1, 2025, the Company's annual goodwill impairment testing date, the Company performed a quantitative assessment to evaluate the goodwill of the LHD reporting unit using market value and discounted cash flow methodologies. The LHD reporting unit’s forecast was affected by variability in revenue, as its business is largely driven by the timing of tender-based sales, as well as higher operating costs. Based on the results of the quantitative assessment, the Company determined that the carrying value of the LHD reporting unit exceeded its fair value and recognized a goodwill impairment charge of $2.6 million representing approximately 45% of the goodwill associated with the LHD reporting unit within the Europe geographic segment. If we are unable to achieve our estimates of future cash flows or there are changes to our significant assumptions, we may recognize additional impairment charges and such charges could be material.

As of November 1, 2024, the Company performed valuations of the Pacific and Eagle reporting units using market value and discounted cash flow methodologies. Pacific’s forecast was impacted by planned investments to improve future profitability, but the profitability has not improved as much as expected. Eagle has variability in their revenue as they primarily sell through tenders which impacted their financial outlook. Given the results of the quantitative assessment, the Company determined that the goodwill of the Pacific reporting unit was impaired and the goodwill of the Eagle reporting unit was partially impaired. As a result, the Company recognized a goodwill impairment charge of $3.0 million representing the entire amount of goodwill related to the Pacific reporting unit in the Other Foreign geographic segment and recognized a goodwill impairment charge of $7.5 million representing 83% of goodwill related to the Eagle reporting unit in the Europe geographic segment. For the years ended January 31, 2026 and January 31, 2025, the Company incurred impairment expense of $2.6 million and $7.5 million, respectively.

Intangible assets as of January 31, 2026 and 2025, and changes in intangible assets during the fiscal years then ended, were as follows (in $000s):

	2026	2025
Balance at beginning of year	$25,503	$6,830
Acquisitions	6,600	19,319
Measurement period adjustments	—	1,093
Amortization	(2,200)	(997)
Currency translation	1,821	(742)
Balance at end of year	$31,724	$25,503

		January 31, 2026			January 31, 2025
Intangible Assets (in $000s)	Weighted Average Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	20	$26,983	$(2,385)	$24,598	$20,543	$(1,655)	$18,888
Trade names and trademarks	15	5,799	(905)	4,894	5,079	(568)	4,511
Technological know-how	15	2,737	(505)	2,232	2,447	(343)	2,104
Total		$35,519	$(3,795)	$31,724	$28,069	$(2,566)	$25,503

Amortization expense was $2.2 million and $1.0 million for the fiscal years ended January 31, 2026 and 2025, respectively. Intangible asset amortization expense over the next five years is expected to be approximately $2.5 million per year.

6. ACQUISITIONS

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

The following table summarizes the fair values of the Arizona PPE assets acquired and liabilities assumed at the date of the acquisition:

Net working capital acquired, including cash of $0.1 million	$314
Property, plant and equipment	10
Right of use assets	399
Customer relationships	2,600
Trade names	190
Goodwill	987
Lease liabilities	(399)
Total net assets acquired	$4,101

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges and the relief from royalty method for trade names. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Arizona PPE’s pre-acquisition forecasts and management estimates. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. Amortization of Arizona PPE’s identifiable intangible assets is deductible for tax purposes.

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

The following table summarizes the fair values of the California PPE assets acquired and liabilities assumed at the date of the acquisition:

Net working capital acquired, including cash of $0.2 million	$681
Property, plant and equipment	746
Right of use assets	198
Customer relationships	3,600
Trade names	210
Goodwill	1,438
Lease liabilities	(198)
Other liabilities assumed	(914)
Total net assets acquired	$5,761

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges and the relief from royalty method for trade names. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on California PPE’s pre-acquisition forecasts and management estimates. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives.

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

Acquisition of Veridian

On December 16, 2024, the Company acquired 100% of U.S. based Veridian Limited (Veridian) for cash consideration of approximately $26.3 million, of which $23.8 million was paid to the seller at closing and $2.5 million remained unpaid. Founded in 1992, Veridian is a leading provider of firefighter protective apparel, including fire and rescue garments, gloves and boots.

Veridian’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. Veridian’s operating results and assets, including acquired intangibles and goodwill, are reported as part of U.S. in our geographic segment reporting.

The following table summarizes the fair values of the Veridian assets acquired and liabilities assumed at the date of the acquisition:

Net working capital acquired, including cash of $0.5 million and inventory of $7.3 million	$8,843
Property, plant and equipment	1,287
Right of use assets	768
Customer relationships	9,950
Trade names	1,400
Goodwill	5,204
Backlog	200
Lease liabilities	(768)
Other liabilities assumed	(568)
Total net assets acquired	$26,316

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges, the relief from royalty method for trade names and trademarks and technological know-how, and the cost method for the assembled workforce which was included in goodwill. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Veridian’s pre-acquisition forecasts. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships, trade names and backlog acquired in the Veridian transaction are being amortized over periods of 15 years, 10 years and 1 year, respectively, and are deductible for tax purposes.

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

Acquisition of LHD

On July 1, 2024, the Company acquired 100% of the shares of the fire and rescue business of LHD Group Deutschland GmbH and its subsidiaries in Hong Kong and Australia (collectively, "LHD") in an all-cash transaction. Total consideration was $14.8 million, net of $1.5 million cash acquired, of which $15.5 million was paid to retire LHD’s debt and $0.8 million was paid to the seller at closing. LHD is a leading provider of firefighter turnout gear, accessories, and personal protective equipment cleaning, repair, and maintenance and is headquartered in Wesseling, Germany, with operations in Hong Kong and Australia.

LHD’s operating results are included in our consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. LHD’s operating results and assets, including acquired intangibles and goodwill, are reported as part of Europe in our geographic segment reporting.

During FY26, the Company finalized the purchase price allocation for the LHD acquisition. Measurement period adjustments totaling $2.3 million from the initial preliminary estimates resulted in changes to net working capital, customer relationship intangible assets, lease liabilities, other liabilities and goodwill.

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

Acquisition of Jolly

On February 5, 2024, the Company acquired 100% of the shares of Italy and Romania-based Jolly Scarpe S.p.A. and Jolly Scarpe Romania S.R.L. (collectively, “Jolly”) in an all-cash transaction. Total consideration was $9.0 million, of which $7.5 million was paid to the seller at closing. Jolly is a leading designer and manufacturer of professional footwear for the firefighting, military, police, and rescue markets. The company is headquartered in Montebelluna, Italy, with manufacturing operations in Bucharest, Romania.

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

Total acquisition-related costs were $3.2 million and $2.0 million for the years ended January 31, 2026 and 2025, respectively. Transactional costs and acquisition-related amortization is included in operating expenses in the Consolidated Statements of Operations.

The following unaudited pro forma information presents our combined results of operations as if the Arizona PPE, California PPE, Veridian, LHD and Jolly acquisitions had occurred at the beginning of FY25. The unaudited pro forma combined financial information was prepared using the acquisition method of accounting under existing U.S. GAAP. The Company has been treated as the acquirer. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition; (2) factually supportable, and (3) expected to have a continuing impact on the combined company's results. There were no material transactions between the Company and the acquired entities during the periods presented that are required to be eliminated. The unaudited pro forma combined financial information does not reflect cost savings, operating synergies or revenue enhancements that the combined companies may achieve or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma combined financial information (Unaudited)

(in millions, except per share amounts)	Year Ended January 31,
	2026	2025
Net sales	$195.9	$203.3
Net income	$(26.0)	$(3.9)
Basic earnings per share	$(2.70)	$(0.52)
Diluted earnings per share	$(2.70)	$(0.52)

The unaudited pro forma combined financial information is presented for information purposes only and is not intended to represent or be indicative of the combined results of operations that we would have reported had the acquisition been completed as of the beginning of FY25 and should not be taken as representative of our consolidated results of operations following the acquisition. In addition, the unaudited pro forma combined financial information is not intended to project the future results of the combined company.

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

The Amended Loan Agreement provides the Company with a secured revolving credit facility of up to $40.0 million of borrowings (giving effect to the reduction of such limit following the application of the net proceeds from the Company's January 2025 equity issuance). The revolving credit facility includes a $10.0 million letter of credit sub-facility. The credit facility matures on December 12, 2029.

On April 13, 2026, the Company and the Lender entered into a limited waiver (the “Limited Waiver”), pursuant to which the Lender waived the Company's non-compliance as of January 31, 2026 with respect to two financial covenants under the Amended Loan Agreement (as described below). The $40.0 million aggregate commitment amount of the Amended Loan Agreement, maturity date of December 12, 2029, and applicable interest rate of the Amended Loan Agreement remained unchanged.

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

As of January 31, 2026, the Company was not in compliance with its “basic fixed charge coverage ratio” and its “funded debt to EBITDA ratio” covenants. On April 13, 2026, the Company and the Lender entered into the Limited Waiver, pursuant to which the Lender waived the Company's non-compliance under the Amended Loan Agreement. A breach of the financial covenants under the Amended Loan Agreement, if not cured or waived, could result in the obligations under the Amended Loan Agreement being accelerated.

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

As of January 31, 2026, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $28.5 million outstanding under the revolving credit facility, and there was $11.5 million of additional available credit under the Amended Loan Agreement. As of January 31, 2025, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $13.2 million outstanding under the revolving credit facility, and there was $26.8 million of additional available credit under the Amended Loan Agreement. The revolving credit facility carried an interest rate of 5.76% and 6.47% at January 31, 2026 and January 31, 2025, respectively.

Lakeland UK Borrowings

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd. (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1,250,000 (approximately USD $1.9 million, based on exchange rates at time of closing) to £1,500,000 (approximately USD $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £400,000 (approximately USD $0.6 million, based on exchange rates at the time of closing) of the note payable by the UK subsidiary to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. This agreement has been subsequently amended with the most recent amendment on March 8, 2022. The cumulative result of the amendments through March 8, 2022 reflect a reduction of the service charge to 0.765%. The agreement can be terminated with three months’ notice. There were no borrowings outstanding under this facility at January 31, 2026 or January 31, 2025.

Pacific Helmets Borrowings

Pacific Helmets has a term loan facility with the Bank of New Zealand. The facility includes two term loans with one term loan repaid during FY26. The first term loan of 1.5 million NZD matured on December 17, 2025, carried an interest rate of 2.3% per annum and required monthly payments of 19,350.27 NZD with the outstanding balance due upon maturity. This term loan was repaid in full during FY26. The second term loan of 0.5 million NZD matures on November 18, 2026, carries an interest rate of 6.66% per annum and requires monthly payments of 10,545 NZD with the outstanding balance due upon maturity. As of January 31, 2026 and January 31, 2025, the outstanding balance under the term loans was $0.1 million and $0.5 million, respectively.

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

On March 6, 2025, Jolly entered into a term loan agreement for 2.0 million EUR to support working capital requirements with Banca Intesa Spa. The term loan matures on March 31, 2028, and carries an interest rate with a fixed rate portion of 1.45% and a variable rate portion based on the three-month EURIBOR rate. The interest rate at Janaury 31, 2026 was 3.584%. The term loan will be repaid in 11 quarterly installments of 0.2 million EUR, beginning September 30, 2025. Interest payments are made quarterly. The loan is guaranteed by SACE S.p.A., the Italian state-owned export credit finance agency.

During FY26, Jolly repaid the advance of 1.2 million EUR to BNL Bank which was used as an advance on an Italian firefighters’ contract that was shipped during the quarter. Interest on the advance was Euribor plus 1.0%.

As of January 31, 2026 and January 31, 2025, the outstanding balance under the term loans was $2.7 million and $2.5 million, respectively.

LHD Borrowings

Prior to the Company’s acquisition, LHD secured a federally guaranteed term loan of 0.8 million EUR from Commerzbank AG under the “KfW Quick Loan 2020” program, launched by the German government in 2020 to support small and medium-sized enterprises affected by the COVID-19 crisis. Repayments of the loan, which matures on June 30, 2030, are made in quarterly installments of 25,000 EUR. The loan carries an interest rate of 3% per annum, with interest payments being due in arrears at the end of each quarter. As of January 31, 2026 and January 31, 2025, the outstanding balance was $0.5 million and $0.6 million, respectively. LHD also had other borrowings outstanding of approximately $0.2 million as of January 31, 2026 and January 31, 2025.

Veridian Borrowings

Prior to the Company’s acquisition, in February 2024, Veridian secured a term loan with U.S. Bank for a piece of equipment. The loan is for 60 months with monthly payments of approximately $8,000. The interest rate on the loan is 5.13%. As of January 31, 2026 and January 31, 2025, the outstanding balance was $0.3 million and $0.4 million, respectively.

Maturities of Long-Term Debt

Approximate maturities on our long-term debt over the next five years are $1.9 million in FY27, $1.3 million in FY28, $0.4 million in FY29, $0.2 million in FY30, $28.5 million thereafter.

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

The Company maintains foreign cash deposits with various financial institutions located in Asia, Europe, Latin America and Oceania. These depositories include both multinational banks and locally regulated institutions. The Company monitors the creditworthiness of its foreign financial depositories using credit ratings and other relevant financial information, which may vary by country. Additionally, cash balances in banks in the U.S. are insured by the Federal Deposit Insurance Corporation subject to certain limitations. As of January 31, 2026, approximately $1.5 million was held in U.S. bank accounts, and approximately $11.0 million was held in foreign bank accounts, of which $11.7 million was uninsured. As of January 31, 2025, approximately $1.3 million was held in U.S. bank accounts and approximately $16.2 million was held in foreign bank accounts, of which $16.7 million was uninsured.

9. STOCKHOLDERS’ EQUITY

On June 21, 2017, the stockholders of the Company approved the Lakeland Industries, Inc. 2017 Equity Incentive Plan (as amended to date, the “2017 Plan”). The executive officers and all other employees and directors of the Company, including its subsidiaries, are eligible to participate in the 2017 Plan. The 2017 Plan is administered by the Compensation Committee of the Board of Directors (the “Committee”), except that with respect to all non-employee directors, the Committee shall be deemed to include the full Board. The 2017 Plan provides for the grant of equity-based compensation in the form of stock options, restricted stock, restricted stock units, performance shares, performance units or stock appreciation rights (“SARs”).

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

The Company recognized total stock-based compensation expense, which are reflected in operating expenses (in 000’s):

	Year Ended January 31,
	2026	2025
2017 Plan:
Total restricted stock and stock option programs	$3,391	$1,558
Total income tax expense recognized for stock-based compensation arrangements	$712	$327

Restricted Stock

Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the years ended January 31, 2026 and 2025. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the target performance level under the then-outstanding performance-based grants.

	Performance- Based	Service- Based	Unrestricted Stock Awards	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2024	82,330	112,890	—	195,220	$16.61
Awarded	27,042	146,256	—	173,298	$18.98
Vested	—	(70,220)	—	(70,220)	$20.27
Forfeited	(39,702)	(6,791)	—	(46,493)
Outstanding at January 31, 2025	69,670	182,135	—	251,805	$17.36
Awarded	269,040	141,368	39,023	449,431	$15.99
Vested	(4,683)	(66,255)	(39,023)	(109,961)	$14.63
Forfeited	(68,869)	(45,142)	—	(114,011)
Outstanding at January 31, 2026	265,158	212,106	—	477,264	$20.84

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

With respect to performance-based awards granted in May 2025, the performance measures are the Company’s total revenue, the Company’s fire segment revenue, and its adjusted EBITDA. Each of these metrics will be independently measured against Minimum, Target, and Maximum performance targets established by the Compensation Committee, against which the Company’s performance will be measured on an annual basis at the end of each fiscal year beginning January 31, 2029 through January 31, 2031. The performance-based awards granted in July 2025 were granted to officers who elected to receive such awards in lieu of a portion of their short-term incentive cash compensation for FY26 and the performance measures for such awards will be measured following the end of FY26 and include annual revenue, adjusted EBITDA, free cash flow margin and individual executive goals. In September 2025, the Company granted a one-time award to a recipient consisting of service-based and performance-based awards. The performance measures for the performance-based award will be measured following the end of FY29 and include annual revenue, Fire Services revenue and adjusted EBITDA.

For all performance-based awards, the performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Compensation Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Compensation Committee.

The fair value for performance and service-based awards is equal to the closing price of our stock price on the grant date. The compensation cost is based on the fair value at the grant date, is recognized over the requisite service period using the straight-line method and is periodically adjusted for the probable number of shares to be awarded. As of January 31, 2026, unrecognized stock-based compensation expense totaled $5.8 million pursuant to the 2017 Plan based on outstanding awards under the 2017 Plan. This expense is expected to be recognized over approximately 1.4 years.

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

No shares were repurchased during FY26 or FY25, leaving $5.0 million remaining under the share repurchase program at January 31, 2026. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

Sale of Common Stock

On January 24, 2025, the Company sold 2,093,000 shares of its common stock at a price of $20.68 after underwriting discount. After offering expenses, the Company received approximately $46.2 million, which was used to pay down the credit facility.

10. INCOME TAXES

Income tax expense (benefit) is based on the following pretax income (loss):

	Year Ended January 31,
	2026	2025
Domestic	$(18,465)	$(14,701)
Foreign	766	(3,655)
Total	$(17,699)	$(18,356)

The domestic and foreign pretax income (loss) in the schedule above reflects intercompany dividends paid to the U.S. from international subsidiaries of $4.8 million for fiscal year ended January 31, 2025. No intercompany dividends were paid to the U.S. from international subsidiaries are reflected in the schedule above for the fiscal year ended January 31, 2026.

	Year Ended January 31,
	2026	2025
Income Tax Expense (Benefit)
Current:
Federal	$4	$8
State and other taxes	24	29
Foreign	2,943	3,832
Total Current Tax Expense	$2,971	$3,869
Deferred:
Domestic	$4,841	$(3,312)
Foreign	(200)	(838)
Total Deferred Tax Expense	4,641	(4,150)
Total Income Taxes	$7,612	$(281)

The following table presents the income taxes paid disaggregated by domestic, state and international taxes, with further disaggregation by jurisdiction in accordance with the guidance under ASU 2023-09.

Year Ended January 31,
2026
Federal	$—
State	41
Foreign
Argentina	328
Australia	739
China	522
India	240
Russia	253
United Kingdom	283
Vietnam	392
Other	247
Total Income Taxes Paid	$3,045

The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company's effective rate for the year ended

January 31, 2026 in accordance with the guidance in ASU 2023-09.

	Year Ended January 31, 2026
	Amount	Percentage
Statutory rate	$(3,717)	21.00%
State Income Taxes, Net of Federal Tax Benefit	509	(2.87)%
Foreign Tax Effects
China
Withholding Taxes	384	(2.17)%
Other	73	(0.41)%
Germany
Foreign Rate Differential	(538)	3.03%
Goodwill Impairment	781	(4.41)%
Change in Valuation Allowance	1,259	(7.12)%
Other Foreign	622	(3.51)%
Cross Border Tax Laws & Credits
Tax Credits - True Up & Other	499	(2.82)%
Non-Taxable & Nondeductible Items	177	(1.00)%
Change in Valuation Allowance	7,542	(42.60)%
Other	21	(0.13)%
Effective Rate	$7,612	(43.01)%

The following table is a reconciliation of the U.S. federal statutory tax rate of 21% to the Company's effective rate for the years ended January 31, 2025 in accordance with the guidance prior to the adoption of ASU 2023-09.

Year Ended January 31,
2025
Statutory rate	21.00%
State Income Taxes, Net of Federal Tax Benefit	1.66%
Adjustment to Deferred	(5.38)%
GILTI	0.00%
Foreign Tax Credit – GILTI	0.00%
Goodwill Impairment	(12.06)%
Section 250 Deduction	0.00%
Permanent Differences	(1.48)%
Valuation Allowance-Deferred Tax Asset	0.17%
Foreign Tax Credit	8.19%
Section 78 Gross-up	0.00%
Argentina Flow Through Loss	(6.14)%
Withholding Taxes	(1.40)%
Foreign Rate Differential	(2.11)%
Change in State Apportionment Rate	(0.01)%
Foreign employee benefits	0.00%
Foreign Dividends Paid to U.S.	(5.48)%
Foreign Dividends Received Deduction	5.48%
Earnout Adjustment	0.81%
Other	(1.72)%
Effective Rate	1.53%

The tax effects of temporary cumulative differences which give rise to deferred tax assets and liabilities are summarized as follows:

	January 31,
	2026	2025
Deferred tax assets (liabilities):
U.S. tax loss carryforwards, including work opportunity credit	$6,493	$2,364
Foreign tax credit carryforwards	4,694	5,184
State and local carryforwards	1,795	1,528
Foreign carryforwards	6,943	1,029
Inventories	670	661
Accounts receivable and accrued rebates	320	313
Accrued compensation and other	165	326
Equity based compensation	823	508
Depreciation and amortization	(5,567)	(4,230)
Prepaid expenses	(322)	(301)
Right-of-use asset	(1,040)	(1,577)
Operating lease liability	1,955	1,660
Investments	—	1,404
Section 163(j) Interest Expense	612	293
Withholding taxes	(422)	(139)
Other	187	—
Deferred tax assets (liabilities)	17,306	9,023
Less valuation allowance	(18,355)	(6,644)
Net deferred tax assets (liabilities)	$(1,049)	$2,379

	January 31,
Balance sheet classification	2026	2025
Long-term deferred tax assets	$1,149	$6,270
Long-term deferred tax liability	$2,198	$3,891

The benefit relating to operating loss, and credit carryforwards included in the above table at January 31, 2026, consisted of:

	Gross Carryforward	Benefit Amount	Valuation Allowance	Expiration Beginning In
U.S. federal operating loss carryforwards	$24,866	5,222	(5,222)	Indefinite
U.S. Federal capital loss carryforward	$4,573	1,104	(1,104)	2031
State operating loss carryforwards	$74,163	1,795	(1,795)	2028
Foreign tax credit carryforwards	$—	4,694	(4,694)	2026
Federal credit carryforwards	$—	167	(167)	2035
Chile operating loss carryforwards	$1,311	354	(354)	Indefinite
LHD Germany operating loss carryforwards	$19,252	5,776	(3,752)	Indefinite
Romania operating loss carryforward	$171	27	—	2031
Kazakhstan operating loss carryforward	$4	1	—	2036
New Zealand operating loss carryforward	$1,424	399	—	Indefinite
Argentina operating loss carryforward	$1,288	386	—	2031
Total		$19,925	$(17,088)

Indefinite Reinvestment Assertion

The Company generally considers all earnings generated outside of the U.S. to be permanently reinvested offshore, with the exception of countries where cash can be repatriated without withholding taxes, and in China in which the Company previously determined excess cash over what was required to fund operations and growth existed.

During FY26, the Company repatriated $0.5 million from two of its subsidiaries in China. The Company also identified an additional $3.0 million in excess cash in its Chinese operations which it plans to repatriate in the future. A withholding tax liability of $0.3 million has been established for the expected withholding taxes as of the year ended January 31, 2026.

Income Tax Audits

The Company is subject to US federal income tax, as well as income tax in multiple U.S. state and local jurisdictions and a number of foreign jurisdictions. Returns for the years since FY21 are still open based on statutes of limitation only.

Chinese tax authorities have performed limited reviews on all Chinese subsidiaries as of tax years 2008 through 2025 with no significant issues noted, and we believe our tax positions are reasonably stated as of January 31, 2026. The 2025 tax review will be performed before May 31, 2026 in China.

Change in Valuation Allowance

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. The valuation allowance as of January 31, 2026 and January 31, 2025 was $18.3 million and $6.6 million, respectively.

The Company continually reviews the adequacy of our valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized in accordance with ASC 740, Income Taxes. Due to our recent decrease in revenue and profitability for the third and fourth quarter of FY26, management’s current expectations for revenue for the first half of FY27, and all other positive and negative objective evidence considered as part of our analysis, our ability to consider other subjective evidence such as projections for future growth is limited when evaluating whether our deferred tax assets will be realized. As such, the Company was no longer able to conclude that it is more likely than not that our domestic deferred tax assets will be realized as of the 3rd quarter ending October 31, 2026, and recorded a full valuation allowance against its domestic deferred tax assets. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods in the event sufficient evidence is present to support a conclusion that it is more likely than not that all or a portion of our domestic deferred tax assets will be realized.

11. NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share as follows:

	Years Ended January 31, (000’s except share information)
	2026	2025
Numerator – Net Loss	$(25,311)	$(18,075)
Denominator for basic net loss per share (weighted-average shares which reflect 1,358,208 treasury shares at January 31, 2026 and 2025, respectively)	9,626,477	7,426,401
Effect of dilutive securities from restricted stock plan and from dilutive effect of stock options	—	—
Denominator for diluted net loss per share (adjusted weighted average shares)	9,626,477	7,426,401
Basic net loss per share	$(2.63)	$(2.43)
Diluted net loss per share	$(2.63)	$(2.43)

For FY26 and FY25, 0.5 million and 0.3 million shares, respectively, of unvested restricted stock awards were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

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

In June 2025, the Company initiated legal action against the landlord seeking rescission of the lease due to unremediated structural defects on the newly constructed facility in Monterrey, Mexico that prevented the Company from effectively utilizing the facility for its intended purpose.In addition to rescission of the lease, the Company seeks the return of all amounts paid by the Company under the lease from its execution through the date of resolution. Following two dismissals of the case for jurisdictional reasons, on February 3, 2026, the case was filed as a Commercial Oral Proceeding (Juicio Oral Mercantil), and on March 20, 2026, the Commercial Oral Proceedings Court of the First Judicial District of the State (Juzgado de Oralidad Mercantil del Primer Distrito Judicial del Estado), located in Monterrey, Nuevo León, Mexico, admitted the claim and ordered service of process on the landlord. During the nine months ended October 31, 2025, the Company assessed the carrying value of the right-of-use asset associated with the lease and concluded the asset was impaired given that (i) the space is not usable for its intended purpose; (ii) no economic benefits are expected to be derived during the appeal process; and (iii) the likelihood of recovery of the carrying value of the right-of-use asset is remote. A lease impairment charge of $3.6 million was recorded during the year ended January 31, 2026 on the consolidated statement of operations.

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

On February 23, 2026, a putative class action was filed against Lakeland Industries, Inc. and a certain current and former senior officers in the United States District Court for the Southern District of New York, purportedly on behalf of a class of the Company's investors who purchased or otherwise acquired our publicly traded securities between December 1, 2023 and December 9, 2025. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company. The Company intends to vigorously defend against these actions, which the Company believes to be without merit. The potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, is uncertain.

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of January 31, 2026, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

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

Lease cost

The components of lease expense are included on the consolidated statement of operations as follows (in 000’s):

	Classification	Year Ended January 31, 2026	Year Ended January 31, 2025
Operating lease cost	Cost of goods sold	$1,807	$1,040
	Operating expenses	$2,824	$2,393
Short-term lease cost	Cost of goods sold	$20	$2
	Operating expenses	$106	$132

Weighted-average lease terms and discount rates are as follows:

	January 31, 2026	January 31, 2025
Weighted-average remaining lease term (in years)
Operating leases	4.9	6.1

Weighted-average discount rate
Operating leases	8.1%	8.9%

Supplemental cash flow information related to leases were as follows (in 000’s):

Cash paid for amounts included in the measurement of lease liabilities:	Year Ended January 31, 2026	Year Ended January 31, 2025
Operating cash flows from operating leases	$4,121	$3,351
Leased assets obtained in exchange for new operating lease liabilities	$3,634	$5,005

Maturity of Lease Liabilities

Maturity of lease liabilities as of January 31, 2026 was as follows (in $000’s):

Years ending January 31,	Operating Leases
2027	$5,800
2028	3,834
2029	2,205
2030	1,874
2031	1,794
Thereafter	2,549
Total lease payments	18,056
Less: Interest	(3,036)
Present value of lease liability	$15,020

13. SEGMENT REPORTING

Domestic and international sales from continuing operations are as follows in millions of dollars:

	2026	2025
Domestic	$81.6	$60.4
International	111.0	106.8
Total	$192.6	$167.2

The Company is organized into seven geographical operating segments that are based on management responsibilities: U.S. Operations (including Corporate), Europe, Mexico, Asia, Canada, Latin America and Other Foreign.

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

The table below represents information about reportable segments for the years ended January 31, 2026 and 2025 noted therein (amounts may not foot due to rounding):

	Year Ended January 31,
	2026	2025
	(in millions of dollars)
Net Sales
U.S. Operations	$89.1	$66.7
Europe	56.5	42.9
Mexico	7.5	7.6
Asia	50.2	53.8
Canada	9.1	10.3
Latin America	16.8	21.3
Other foreign	18.3	18.3
Less intersegment sales	(54.9)	(53.7)
Consolidated sales	$192.6	$167.2
External Sales
U.S. Operations	$81.6	$60.4
Europe	54.2	42.1
Mexico	4.7	5.0
Asia	14.5	13.9
Canada	8.9	10.3
Latin America	16.4	21.2
Other foreign	12.3	14.3
Consolidated external sales	$192.6	$167.2
Intersegment Sales
U.S. Operations	$7.5	$6.3
Europe	2.2	0.8
Mexico	2.8	2.6
Asia	35.7	39.9
Canada	0.2	—
Latin America	0.5	0.1
Other foreign	6.0	4.0
Consolidated intersegment sales	$54.9	$53.7

	Year Ended January 31,
	2026	2025
	(in millions of dollars)
Cost of Goods Sold:
U.S. Operations	$60.9	$41.6
Europe	42.5	32.5
Mexico	8.0	7.1
Asia	40.4	41.7
Canada	6.3	6.2
Latin America	11.5	11.4
Other foreign	12.5	10.9
Less intersegment cost of goods sold	(52.8)	(52.9)
Consolidated cost of goods sold	$129.3	$98.5
Gross Profit (Loss);
U.S. Operations	$28.2	$25.0
Europe	14.0	10.4
Mexico	(0.5)	0.6
Asia	9.8	12.1
Canada	2.8	4.1
Latin America	5.3	9.8
Other foreign	5.8	7.4
Less intersegment loss	(2.1)	(0.7)
Consolidated gross profit	$63.3	$68.7
Operating Expenses(1):
U.S. Operations	$45.2	$33.4
Europe	15.1	19.5
Mexico	(0.7)	2.1
Asia	6.3	5.6
Canada	2.5	4.2
Latin America	5.7	5.4
Other foreign	6.1	9.1
Less intersegment loss	(1.4)	(1.4)
Consolidated operating expenses	$78.8	$77.9
Operating (Loss) Profit:
U.S. Operations	$(17.0)	$(8.0)
Europe	(1.1)	(9.6)
Mexico	0.2	(1.5)
Asia	3.5	6.5
Canada	0.3	(0.2)
Latin America	(0.4)	4.5
Other foreign	(0.3)	(1.7)
Less intersegment loss	(0.7)	(0.7)
Consolidated operating loss	$(15.5)	$(9.3)

(1)
Includes the goodwill impairment, gain on sale-leaseback transaction and lease impairments

	As of January 31,
	2026	2025
	(in millions of dollars)
Total Assets:
U.S. Operations	$170.4	$167.4
Europe	61.1	60.3
Mexico	11.7	13.7
Asia	48.5	48.0
Canada	6.8	6.4
Latin America	23.6	21.7
Other foreign	19.8	18.3
Less intersegment	(132.0)	(123.3)
Consolidated assets	$209.9	$212.5
Total Assets Less Intersegment:
U.S. Operations	$90.8	$85.6
Europe	50.3	55.3
Mexico	8.2	11.2
Asia	20.8	21.3
Canada	2.9	4.6
Latin America	19.3	18.0
Other foreign	17.6	16.5
Consolidated assets	$209.9	$212.5
Total Goodwill and Intangible Assets
U.S. Operations	$25.3	$17.1
Europe	19.9	22.7
Other foreign	1.8	1.9
Consolidated goodwill and intangible assets	$47.0	$41.7

14. SUBSEQUENT EVENTS

On March 27, 2026, the Company sold certain assets and transferred certain liabilities associated with its high-visibility and high-performance workwear styles consisting of ANSI-compliant high-visibility apparel and arc-rated and flame-resistant technical garments to National Safety Apparel, LLC (the "Buyer") pursuant to an Asset Purchase Agreement (the "Purchase Agreement").

The Company received aggregate consideration of approximately $14.0 million, subject to a $0.4 million escrow for post-closing inventory adjustments and a $1.0 million escrow to secure the Company’s indemnification obligations. The Purchase Agreement contains customary representations, warranties, and covenants, including a restrictive covenant that limits the Company from engaging in certain business activities for five years following the closing.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Commission’s (SEC) Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of January 31, 2026 was carried out by certain members of Company management, with the participation of the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, to allow timely decisions regarding required disclosures.

Due to a material weakness in internal control over financial reporting described below, management concluded the Company’s disclosure controls and procedures were not effective as of January 31, 2026. Notwithstanding the existence of this material weakness, management believes the consolidated financial statements in this Annual Report on Form 10-K present, in all material respects, the Company’s financial condition as reported in conformity with United States Generally Accepted Accounting Principles (“GAAP”).

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). As a result of this assessment, management has concluded controls were not effective. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company acquired Arizona PPE and California PPE on September 15, 2025, whose total assets and net loss represent approximately 6% and 0%, respectively, of the related consolidated financial statements as of and for the year ended January 31, 2026. The scope of the Company's fiscal 2026 assessment of the effectiveness of its internal control over financial reporting does not include the acquired businesses detailed above. This exclusion is pursuant to the SEC's general guidance that an assessment of a recently acquired business' internal control over financial reporting may be omitted from the scope of the Company's assessment of its internal control over financial reporting for twelve months following the date of acquisition.

Management identified the following material weakness in its internal controls over financial reporting:

The Company has undergone significant changes in size, complexity and geographic footprint primarily due to multiple acquisitions and has numerous systems that process financially relevant data. Of these systems, only Sage X3 (United States, Canada and the United Kingdom) and Kingdee (China and Hong Kong), were in the Company’s scope for testing of information technology general controls (“ITGCs") and deemed effective in support of management’s assessment of internal control over financial reporting. The Company’s consolidation process is manual and based upon reporting packages submitted by the various locations. For those locations utilizing financially relevant systems, other than Sage X3 or Kingdee, the Company lacked appropriate ITGCs; accordingly, the financial reporting controls, as designed, do not adequately address the completeness and accuracy of these locations' reporting packages. The reporting packages form the basis of multiple controls including a key management review control designed to detect a material misstatement in the Company’s consolidated financial statements as well as other controls). Additionally, the Company did not update the control activities documentation for numerous locations and, in some cases, did not change control processes to reflect changes in operating structure. This contributed to the material weakness described herein in the Company’s internal controls.

As a result of the material weakness identified, the Company’s management concluded that, as of January 31, 2026, the Company’s internal control over financial reporting was not effective based on the criteria in the 2013 COSO Internal Control – Integrated Framework.

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
•
Tasked the Audit Committee of the Board of Directors with oversight of the risks associated with the Company's technology strategies, its major technology investments and its operational performance; and
•
Migrating substantially all of our operations to a common accounting system and utilizing a common chart of accounts and improved accounting close and review procedures.

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

Other than the remediation efforts and ERP implementation described above, there were no changes in the Company’s internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(f) and 15d-15(f) of the Exchange Act during the quarter ended January 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

From time to time, members of the Company’s Board and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s insider trading policy. During the three months ended January 31, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Limited Waiver

As of the year ended January 31, 2026, the Company was not in compliance with certain covenants under the Amended Loan Agreement. Specifically, the Company was not in compliance with (i) Section 7.3 of the Amended Loan Agreement, which requires the Company to maintain a ratio of Funded Debt to EBITDA (as defined in the Amended Loan Agreement) not exceeding 3.50:1.00 for the fiscal year ending January 31, 2026, and (ii) Section 7.4 of the Amended Loan Agreement, which requires the Company to maintain a Basic Fixed Charge Coverage Ratio (as defined in the Amended Loan Agreement) of at least 1.20:1.00 for the fiscal year ending January 31, 2026 (clauses (i) and (ii), collectively, the “Specified Non-Compliances”).

On April 13, 2026, the Company and the Lender entered into a Limited Waiver (the “Limited Waiver”) pursuant to which the Lender provided a waiver relating to the Company’s Specified Non-Compliances for the fiscal year ended January 31, 2026. The Limited Waiver also provided for the reaffirmation of representations, warranties and covenants under the Amended Loan Agreement as is customary in connection with similar amendments of credit documents. Other than the waiver of the Specified Non-Compliances described above, the terms and conditions of the Amended Loan Agreement remain in full force and effect.

The above description of the Limited Waiver is a summary and is not complete. It is qualified in its entirety by reference to the complete text of the Limited Waiver, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending April 30, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance (except for the information required by Item 408(b) of Regulation S-K, which is set forth below); Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2026, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2026. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2026, to be filed with the Securities and Exchange

Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2026. Information relating to the executive officers of the Registrant appears under Item 1 of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management that is required to be included pursuant to this Item 12 is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2026.

Equity Compensation Plans

The following sets forth information relating to Lakeland’s equity compensation plans as of January 31, 2026:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price per share of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1) (c)
Equity Compensation plans approved by security holders	477,264	$20.84	268,960
Equity compensation plans not approved by security holders	0	0	0
Total	477,264	$20.84	268,960

(1)
The total reflected in column (c) includes shares available for grant as any type of equity award under our 2017 Equity Incentive Plan, as amended.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2026, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2026.

ITEM 14, PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Part III: Item 10, Directors, Executive Officers and Corporate Governance; Item 11, Executive Compensation; Item 13, Certain Relationships and Related Transactions and Director Independence; and Item 14, Principal Accountant Fees and Services is included in and incorporated by reference to Lakeland’s definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in June 2026, to be filed with the Securities and Exchange Commission within 120 days following the end of Lakeland’s fiscal year ended January 31, 2026.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

a.	(1) Financial Statements - Covered by Report of Independent Registered Public Accounting Firm
(A)	Consolidated Statements of Operations for the years ended January 31, 2026 and 2025
(B)	Consolidated Statements of Comprehensive Loss for the years ended January 31, 2026 and 2025
(C)	Consolidated Balance Sheets at January 31, 2026 and 2025
(D)	Consolidated Statements of Stockholders’ Equity for the years ended January 31, 2026 and 2025
(E)	Consolidated Statements of Cash Flows for the years ended January 31, 2026 and 2025
(F)	Notes to Consolidated Financial Statements

(3) Exhibits – See (b) below

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

2.5

Stock Purchase Agreement, by and between William A. Van Lent and Lakeland Industries, Inc., dated as of December 16, 2024 (incorporated by reference to Exhibit 2.5 of Lakeland Industries, Inc.'s Form 10-K filed April 17, 2025).

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

10.4

Fixed Charge on Non-vesting Debts and Floating Charge dated January 29, 2013 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.2 to Lakeland Industries, Inc. Form 8-K filed February 25, 2013).

10.5

Standard Terms & Conditions dated May 15, 2018, for the debt provided by between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.6 of Lakeland Industries, Inc.’s Form 10-K filed April 16, 2019).

10.6

Amendment to Agreement for Purchase of Debts, dated effectively as of December 3, 2014 between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.7

Letter Agreement dated December 5, 2014, between Lakeland Industries, Inc. and HSBC Invoice Finance (UK) Ltd. (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed December 8, 2014).

10.8

Shares Transfer Agreement, dated as of June 18, 2015, by and among Lakeland Industries, Inc., Brasil Industria E Comercio de Roupas E Equipamentos de Protecao Individual Ltda, Zap Comércio de Brindes Corporativos Ltda and Jack Nemer (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc. Form 8-K filed June 25, 2015).

10.9

Lease Agreement dated December 1, 2018, between Tamash S.A., as lessor and Lakeland Argentina S.R.L, as lessee (incorporated by reference to Exhibit 10.20 of Lakeland Industries, Inc.’s Form 10-K filed April 16, 2019).

10.10

Loan Agreement, dated as of June 25, 2020, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

10.11

Security Agreement, dated as of June 25, 2020, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

10.12

Pledge Agreement, dated as of June 25, 2020, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

10.13

Non-encumbrance Agreement, dated as of June 25, 2020, by Lakeland Industries, Inc. for the benefit of Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 8-K filed June 30, 2020).

10.14

Amendment No. 1 to Loan Agreement, dated as of June 18, 2021, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed June 24, 2021).

10.15

Lakeland Industries, Inc. 2017 Equity Incentive Plan, inclusive of all amendments through June 13, 2024 (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed on June 17, 2024).*

10.16	Lakeland Industries, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed June 21, 2021).*
10.17	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc. Form 10-Q for fiscal quarter ended July 31, 2021).*
10.18

Debt Purchase Facility Agreement, dated as of April 6, 2021, between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 10-Q filed June 7, 2023).

10.19

Amendment to Agreement for Purchase of Debts, dated effectively as of March 3, 2022, between HSBC Invoice Finance (UK) Limited and Lakeland Industries Europe Limited (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 10-Q filed June 7, 2023).

10.20

Investment Agreement, dated as of October 18, 2021, by and among Lakeland Industries, Inc., Inova Design Solutions LTD and the other parties thereto (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed on October 20, 2021).

10.21

Lease Agreement, by and between Morena de la Garza Gonzalez and Alejandro Mario Gonzalez Quezada and Lakeland Industries, Inc. (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 8-K filed August 17, 2022).

10.22

Continuing Guaranty, dated as of July 6, 2022, by Lakeland Industries, Inc. in favor of Morena de la Garza Gonzalez and Alejandro Mario Gonzalez Quezada (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 8-K filed August 17, 2022).

10.23	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 10-Q filed September 8, 2022). *
10.24	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s Form 10-Q filed September 8, 2022). *
10.25

Amendment No. 2 to Loan Agreement, dated as of March 3, 2023, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.36 of Lakeland Industries, Inc.’s Form 10-K filed April 11, 2024).

10.26

Amendment No. 3 to Loan Agreement, dated as of November 30, 2023, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.37 of Lakeland Industries, Inc.’s Form 10-K filed April 11, 2024).

10.27	Amended and Restated Lakeland Industries, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 10-Q filed on June 9, 2025). *

10.28

Amendment No. 4 to Loan Agreement, dated as of March 28, 2024, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 10-Q filed on June 6, 2024).

10.29

Lakeland Industries, Inc. Amended and Restated Severance and Change in Control Plan, dated as of October 31, 2024 (incorporated by reference to Exhibit 10.1 of Lakeland Industries, Inc.’s Form 10-Q filed on December 9, 2024). *

10.30

Letter Agreement, by and between Lakeland Industries, Inc. and Helena An, dated October 31, 2024 (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s Form 10-Q filed on December 9, 2024). *

10.31

Amendment No. 5 to Loan Agreement, dated as of December 12, 2024, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.33 of Lakeland Industries, Inc.'s Form 10-K filed on April 17, 2025).

10.32

Amendment No. 3 to the Lakeland Industries, Inc. 2017 Equity Incentive Plan, dated as of June 11, 2025 (incorporated by reference to Lakeland Industries, Inc.’s form 10-Q filed on September 9, 2025). *

10.33

Amendment No. 6 to Loan Agreement, dated as of July 7, 2025, by and between Lakeland Industries, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of Lakeland Industries, Inc.’s form 10-Q filed on September 9, 2025).

10.34	Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 of Lakeland Industries, Inc.’s form 10-Q filed on September 9, 2025). *
10.35	Form of Performance-Based Restricted Stock Unit Award Agreement (2025 Grants) (incorporated by reference to Exhibit 10.4 of Lakeland Industries, Inc.’s form 10-Q filed on September 9, 2025). *
10.36	Form of Time-Based Restricted Stock Unit Award Agreement (July 2025 Grants) (incorporated by reference to Exhibit 10.5 of Lakeland Industries, Inc.’s form 10-Q filed on September 9, 2025). *
10.37	General Release and Separation Agreement, dated as of January 6, 2026, by and between Lakeland Industries, Inc. and Roger D. Shannon (filed herewith). *
14.1	Lakeland Industries, Inc. Code of Ethics for CEO and Senior Financial Officers (incorporated by reference to Exhibit 14.1 of Lakeland Industries, Inc.'s Form 10-K filed on April 17, 2025).
16.1	Letter furnished by Deloitte & Touche LLP, dated October 18, 2024 (incorporated by reference to Exhibit 16.1 of Lakeland Industries, Inc.’s Form 8-K filed October 18, 2024).
19.1	Global Policy on Insider Trading (filed herewith).
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

LHD Group Australia Pty Ltd (Australia)

LHD Group Hong Kong Limited (Hong Kong)

Veridian Fire Protective Gear, LLC (f/k/a Veridian Limited) (Delaware, United States)

Lakeland Global Safety Ltd (East Yorkshire, United Kingdom)

ISP Superstore, LLC (Delaware, United States)

Arizona PPE Recon, Inc. (Arizona, United States)

California PPE Recon, Inc. (California, United States)

Lakeland Industries International, LLC (Delaware, United States)

23.1	Consent of RSM US LLP, independent registered public accounting firm (filed herewith).
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

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 of Lakeland Industries, Inc.’s Form 10-K filed on April 11, 2024).
101	Interactive Data Files for the Registrant’s Form 10-K for the period ended January 31, 2026, formatted in Inline XBRL.
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101).

* Indicates a management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKELAND INDUSTRIES, INC.

Dated: April 16, 2026	By:	/s/ James M. Jenkins
James M. Jenkins
President and Chief Executive Officer and Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Jenkins	President and Chief Executive Officer and Executive Chairman	April 16, 2026
James M. Jenkins

/s/ J. Calven Swinea	Chief Financial Officer and Secretary	April 16, 2026
J. Calven Swinea	(Principal Financial and Accounting Officer)

/s/ Thomas J. McAteer	Director	April 16, 2026
Thomas J. McAteer

/s/ Nikki L. Hamblin	Director	April 16, 2026
Nikki L. Hamblin

/s/ Jeffrey T. Schlarbaum	Director	April 16, 2026
Jeffrey T. Schlarbaum

/s/ Ronald Herring	Director	April 16, 2026
Ronald Herring

/s/ Melissa Kidd	Director	April 16, 2026
Melissa Kidd

/s/ Martin Glavin	Director	April 16, 2026
Martin Glavin

/s/ Lee Rudow	Director	April 16, 2026
Lee Rudow