Form 10-K/A
period 2026-01-31
LAKELAND INDUSTRIES INC
filed 2026-04-21
CIK 798081

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

Registrant's telephone number, including area code (256) 350-3873

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

Yes☐ No ☒

The aggregate market value of voting stock held by non-affiliates as of July 31, 2025 was approximately $132.4 million. As of April 10, 2026, there were outstanding 9,836,286 shares of common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

EXPLANATORY NOTE

Lakeland Industries, Inc. (the "Company") is filing this Amendment No. 1 on Form 10-K/A (the "Amended 10-K") to amend the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the "Original 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on April 16, 2026, solely to amend the number of shares of common stock outstanding as of April 10, 2026 on the cover page of the Original 10-K.

Specifically, the Company erroneously stated the number of shares of common stock, $0.01 par value outstanding as of April 10, 2026 was 10,723,205. The correct number of shares of common stock, $0.01 par value outstanding as of April 10, 2026 was 9,836,286. The Amended 10-K includes only the cover page, this Explanatory Note, the Exhibit Index, the signature page and new certification pages.

Except as described above, no other changes have been made to the Original 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K or amend, modify or update any other part of the Original 10-K, including the financial statements and disclosures therein. Accordingly, this Amended 10-K should be read in conjunction with the Original 10-K.

In accordance with SEC rules, new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibit 31.1 and 31.2, respectively, to this Amended 10-K. As no financial statements have been included in this Amended 10-K and this Amended 10-K does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350) have not been included as no financial statements are being filed with this Amended 10-K.

i

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(3) Exhibits – See (b) below

b. Exhibits

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

LAKELAND INDUSTRIES, INC.

Dated: April 21, 2026	By:	/s/ James M. Jenkins
James M. Jenkins
President and Chief Executive Officer and Executive Chairman