Form 10-Q
period 2026-04-30
LAKELAND INDUSTRIES INC
filed 2026-06-09
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

OR

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 5, 2026
Common Stock, $0.01 par value per share	9,869,164 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended April 30,
	2026	2025
Net sales	$47,416	$46,746
Cost of goods sold	32,531	31,102
Gross profit	14,885	15,644
Operating expenses	19,064	20,278
Gain on sale of certain assets	(6,467)	—
Operating income (loss)	2,288	(4,634)
Other income, net	40	106
Interest expense	(614)	(583)
Income (loss) before taxes	1,714	(5,111)
Income tax expense (benefit)	1,345	(1,198)
Net income (loss)	$369	$(3,913)
Net income (loss) per common share:
Basic	$0.04	$(0.41)
Diluted	$0.04	$(0.41)
Weighted average common shares outstanding:
Basic	9,862,119	9,498,604
Diluted	10,293,903	9,498,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

($000’s)

	Three Months Ended April 30,
	2026	2025
Net income (loss)	$369	$(3,913)
Other comprehensive income:
Foreign currency translation adjustments	387	751
Comprehensive income (loss)	$756	$(3,162)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

,LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

	April 30,	January 31,
ASSETS	2026	2026
Current assets
Cash and cash equivalents	$17,419	$12,515
Accounts receivable, net of allowance for credit losses of $1,075 and $1,064 at April 30, 2026 and January 31, 2026, respectively	31,461	32,043
Inventories, net	77,715	82,542
Prepaid VAT and other taxes	2,767	2,429
Other current assets	7,834	4,657
Total current assets	137,196	134,186
Property and equipment, net	12,334	11,640
Operating leases right-of-use assets	10,355	11,248
Deferred tax assets	1,148	1,149
Goodwill	15,203	15,287
Intangible assets, net	30,931	31,724
Other assets	5,171	4,699
Total assets	$212,338	$209,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,034	$15,565
Deferred revenue	6,574	—
Accrued compensation and benefits	4,915	4,984
Other accrued expenses	8,588	8,964
Income tax payable	2,274	1,802
Current portion of loans payable	1,404	1,891
Current portion of operating lease liabilities	4,629	4,756
Total current liabilities	44,418	37,962
Deferred income taxes	2,116	2,198
Long-term debt	25,771	30,382
Long-term portion of operating lease liabilities	9,508	10,264
Total liabilities	81,813	80,806
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $0.01 par; authorized 20,000,000 shares; issued 11,220,327 and 11,164,336; outstanding 9,862,119 and 9,806,128 at April 30, 2026 and January 31, 2026, respectively	112	112
Treasury stock, at cost; 1,358,208 shares at April 30, 2026 and January 31, 2026, respectively	(19,979)	(19,979)
Additional paid-in capital	130,033	129,391
Retained earnings	24,226	23,857
Accumulated other comprehensive loss	(3,867)	(4,254)
Total stockholders' equity	130,525	129,127
Total liabilities and stockholders' equity	$212,338	$209,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

	Three Months Ended April 30, 2026
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
Balance, January 31, 2026	11,164,336	$112	(1,358,208)	$(19,979)	$129,391	$23,857	$(4,254)	$129,127
Net income	—	—	—	—	—	369	—	369
Other comprehensive income	—	—	—	—	—	—	387	387
Stock-based compensation:
Restricted stock issued	55,991	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	800	—	—	800
Return of shares in lieu of payroll withholding	—	—	—	—	(158)	—	—	(158)
Balance, April 30, 2026	$11,220,327	$112	$(1,358,208)	$(19,979)	$130,033	$24,226	$(3,867)	$130,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

	Three Months Ended April 30, 2025
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
Balance, January 31, 2025	10,856,812	$109	(1,358,208)	$(19,979)	$123,136	$50,320	$(6,960)	$146,626
Net loss	—	—	—	—	—	(3,913)	—	(3,913)
Other comprehensive income	—	—	—	—	—	—	751	751
Dividends ($0.03 per share)	—	—	—	—	—	(285)	—	(285)
Stock-based compensation:								—
Restricted stock issued	13,058	—	—	—		—	—	—
Restricted stock plan	—	—	—	—	329	—	—	329
Return of shares in lieu of payroll withholding	—	—	—	—	(126)	—	—	(126)
Balance, April 30, 2025	10,869,870	$109	(1,358,208)	$(19,979)	$123,339	$46,122	$(6,209)	$143,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000’s)

	Three Months Ended April 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$369	$(3,913)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Deferred income taxes	(80)	243
Depreciation and amortization	1,291	1,138
Amortization of step-up in inventory basis	—	447
Stock based and restricted stock compensation	800	329
Gain on disposal of property and equipment	(11)	—
Gain on sale of certain assets	(6,467)	—
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable, net	462	160
Inventories	4,652	(3,505)
Prepaid VAT and other taxes	(339)	(2)
Other assets	(2,305)	(160)
Accounts payable	531	(1,117)
Deferred revenue	6,574	—
Accrued expenses and other liabilities	310	1,708
Operating lease liabilities	14	(169)
Net cash provided by (used in) operating activities	5,801	(4,841)
Cash flows from investing activities:
Purchases of property and equipment	(1,391)	(1,209)
Proceeds from sale of certain assets	5,066	—
Net cash provided by (used in) investing activities:	3,675	(1,209)
Cash flows from financing activities:
Term loan borrowings	26	2,555
Payments on debt facilities	(19,094)	(237)
Credit line borrowings	14,040	6,600
Dividends paid	—	(285)
Shares returned to pay employee taxes under restricted stock program	(158)	(126)
Net cash (used in) provided by financing activities	(5,186)	8,507
Effect of exchange rate changes on cash and cash equivalents	614	(1,315)
Net increase in cash and cash equivalents	4,904	1,142
Cash and cash equivalents at beginning of period	12,515	17,476
Cash and cash equivalents at end of period	$17,419	$18,618
Supplemental disclosure of cash flow information:
Cash paid for interest	$614	$581
Cash paid for taxes	$1,040	$643

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

2.
Basis of Presentation

The condensed consolidated financial statements of the Company are unaudited. These condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, that management considers necessary to fairly state the Company's results. Intercompany accounts and transactions have been eliminated. The results reported in these condensed consolidated financial statements are not necessarily indicative of the results that may be expected for the entire fiscal year ending January 31, 2027, or for any future period. The January 31, 2026, Condensed Consolidated Balance Sheet data was derived from the audited Consolidated Balance Sheet as of that date but does not include all disclosures required by accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the years ended January 31, 2026 and 2025, included in our most recent annual report on Form 10-K filed on April 16, 2026.

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY27 refers to the fiscal year ending January 31, 2027, (b) “Q” refers to quarter; thus, for example, Q1 FY27 refers to the first quarter of the fiscal year ending January 31, 2027, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet, and (d) “Statement of Operations” refers to the unaudited condensed consolidated statement of operations.

Recently Issued and Adopted Accounting Standards

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance requires a public entity to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The guidance also requires all entities to disclose annually income taxes paid (net of refunds received) disaggregated by federal (national), state and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted, and this guidance should be applied prospectively but there is the option to apply it retrospectively. The Company prospectively adopted the provisions of this guidance in conjunction with our Form 10-K for our fiscal year ended January 31, 2026.

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

Arizona PPE’s operating results are included in our condensed consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. Arizona PPE’s operating results and assets, including acquired intangibles and goodwill, are reported as part of U.S. in our geographic segment reporting.

The following table summarizes the fair values of the Arizona PPE assets acquired and liabilities assumed at the date of the acquisition:

Net working capital acquired, including cash of $0.1 million	$314
Property, plant and equipment	10
Right of use assets	399
Customer relationships	2,600
Trade names	190
Goodwill	987
Lease Liabilities	(399)
Total net assets acquired	$4,100

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges and the relief from royalty method for trade names. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on Arizona PPE’s pre-acquisition forecasts and management estimates. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships and trade names and trademarks acquired in the Arizona PPE transaction are being amortized over periods of 13 years and 10 years, respectively, and are deductible for tax purposes.

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

California PPE’s operating results are included in our condensed consolidated financial statements from the acquisition date. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. California PPE’s operating results and assets, including acquired intangibles and goodwill, are reported as part of U.S. in our geographic segment reporting.

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

Assets acquired and liabilities assumed in connection with the acquisition were recorded at estimated fair values. Estimated fair values were determined by management, based in part on an independent valuation performed by a third-party valuation specialist. The valuation methods used to determine the estimated fair value of intangible assets included the excess earnings approach for customer relationships using customer inputs and contributory charges and the relief from royalty method for trade names. Several significant assumptions and estimates were involved in the application of these valuation methods, including forecasted sales volumes and prices, royalty rates, costs to produce, tax rates, capital spending, discount rates, attrition rates and working capital changes. Cash flow forecasts were generally based on California PPE’s pre-acquisition forecasts and management estimates. Identifiable intangible assets with finite lives are subject to amortization over their estimated useful lives. The customer relationships and trade names and trademarks acquired in the California PPE transaction are being amortized over periods of 13 years and 10 years, respectively.

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

The following unaudited pro forma information presents our combined results of operations as if the Arizona PPE and California PPE acquisitions had occurred at the beginning of FY26. The unaudited pro forma combined financial information was prepared using the acquisition method of accounting under existing U.S. GAAP. The Company has been treated as the acquirer. The unaudited pro forma financial information was prepared to give effect to events that are (1) directly attributable to the acquisition, (2) factually supportable, and (3) expected to have a continuing impact on the combined company's results. There were no material transactions between the Company and the acquired entities during the periods presented that are required to be eliminated. The unaudited pro forma combined financial information does not reflect cost savings, operating synergies or revenue enhancements that the combined companies may achieve or the costs to integrate the operations or the costs necessary to achieve cost savings, operating synergies or revenue enhancements.

Pro forma combined financial information (Unaudited)

(in thousands, except per share amounts)	Three Months Ended April 30, 2025
Net sales	$48,058
Net income	$(3,710)
Basic earnings per share	$(0.39)
Diluted earnings per share	$(0.39)

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

4.
Inventories

Inventories consist of the following (in $000s):

	April 30, 2026	January 31, 2026
Raw materials	$35,038	$40,406
Work-in-process	$1,808	2,465
Finished goods	$45,857	44,380
Excess and obsolete adjustments	$(4,988)	(4,709)
Total inventories	$77,715	$82,542

On March 27, 2026, the Company completed the sale of its High Performance and High Visibility inventory and intellectual property to an unrelated third party. The Company, for a six-month period, will manufacture and ship such inventory on behalf of the buyer; accordingly, any gain associated with such inventory and the related profit has been deferred and will be recognized over the six-month contract period.

5.
Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill for the three months ended April 30, 2026 and 2025, are as follows (in $000s):

	2026	2025
Balance at January 31,	$15,287	$16,240
Currency translation	(84)	842
Balance at April 30,	$15,203	$17,082

Changes in intangible assets, net, during the three months ended April 30, 2026 and 2025, are as follows (in $000s):

	2026	2025
Balance at January 31,	$31,724	$25,503
Amortization	(646)	(381)
Currency translation	(147)	1,026
Balance at April 30,	$30,931	$26,148

Amortization expense was $0.6 million and $0.4 million in the three months ended April 30, 2026 and 2025, respectively, and was included in operating expenses on the condensed consolidated statements of operations.

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

The Company made certain representations and warranties to the Lender in the Amended Loan Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain, as of the end of each fiscal quarter a minimum “basic fixed charge coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.20x and a “funded debt to EBITDA ratio” (as defined in the Amended Loan Agreement) not to exceed 3.5x (with step-downs to 3.25x and 3.0x on February 1, 2026 and February 1, 2027, respectively), in each case for the trailing 12-month period ending with the applicable quarterly reporting period. In addition, the Company has agreed to maintain a springing “asset coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.10x, but only to the extent that the maximum funded debt to EBITDA ratio exceeds 3.25x at any reporting period. The Company was in compliance with all of its debt covenants as of April 30, 2026.

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

As of April 30, 2026, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $23.8 million outstanding under the revolving credit facility, and there was $16.2 million of additional available credit under the Loan Agreement. As of January 31, 2026, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $28.5 million outstanding under the revolving credit facility, and there was $11.5 million of additional available credit under the Loan Agreement. The interest rate on outstanding borrowings was 5.74% at April 30, 2026 and 5.76% at January 31, 2026.

Lakeland UK Borrowings

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd. (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1.3 million (approximately $1.9 million, based on exchange rates at time of closing) to £1.5 million (approximately $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £0.4 million (approximately $0.6 million, based on exchange rates at the time of closing) of the note payable by Lakeland UK to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. This agreement has been subsequently amended with the most recent amendment dated March 8, 2022. The cumulative result of the amendments through March 8, 2022, reflects a reduction of the service charge to 0.765%. The agreement can be terminated with three months’ notice. There were no borrowings outstanding under this facility at April 30, 2026 and January 31, 2026.

Pacific Helmets Borrowings

Pacific Helmets has a term loan facility with the Bank of New Zealand. The facility includes two term loans. The first term loan of 1.5 million NZD matured on December 17, 2025, carried an interest rate of 2.3% per annum and required monthly payments of 19,350.27 NZD with the outstanding balance due upon maturity. This term loan was repaid in full during FY26. The second term loan of 0.5 million NZD matures on November 18, 2026, carries an interest rate of 8.07% per annum and requires monthly payments of 10,545 NZD with the outstanding balance due upon maturity. As of April 30, 2026 and January 31, 2026, the outstanding balance under the term loans was less than $0.1 million and $0.1 million, respectively.

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

On March 6, 2025, Jolly entered into a term loan agreement for 2.0 million EUR to support working capital requirements with Banca Intesa Spa. The term loan matures on September 30, 2028, and carries an interest rate with a fixed rate portion of 1.45% and a variable rate portion based on the three-month EURIBOR rate. The interest rate at April 30, 2026 was 3.935%. The term loan will be repaid in 11 quarterly installments of 0.2 million EUR, beginning September 30, 2025. Interest payments are made quarterly. The loan is guaranteed by SACE S.p.A., the Italian state-owned export credit finance agency.

As of April 30, 2026 and January 31, 2026, the outstanding balance under the term loans was $2.3 million and $2.7 million, respectively.

LHD Borrowings

Prior to the Company’s acquisition, LHD secured a federally guaranteed term loan of 0.8 million EUR from Commerzbank AG under the “KfW Quick Loan 2020” program, launched by the German government in 2020 to support small and medium-sized enterprises affected by the COVID-19 crisis. Repayments of the loan, which matures on June 30, 2030, are made in quarterly installments of 25,000 EUR. The loan carries an interest rate of 3% per annum, with interest payments being due in arrears at the end of each quarter. As of April 30, 2026 and January 31, 2026, the outstanding balance was $0.5 million. LHD also had other borrowings outstanding of approximately $0.2 million as of April 30, 2026 and January 31, 2026.

Veridian Borrowings

Prior to the Company’s acquisition, in February 2024, Veridian secured a term loan with U.S. Bank for a piece of equipment. The loan is for 60 months with monthly payments of approximately $8,000. The interest rate on the loan is 5.13%. As of April 30, 2026 and January 31, 2026, the outstanding balance was $0.3 million.

Approximate maturities of our term loans over the next five years from April 30, 2026, are $1.4 million in FY27, $1.3 million in FY28, $0.4 million in FY29, $0.2 million in FY30, and $23.9 million thereafter.

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

The Company maintains foreign cash deposits with various financial institutions located in Asia, Europe, Latin America and Oceania. These depositories include both multinational banks and locally regulated institutions. The Company monitors the creditworthiness of its foreign financial depositories using credit ratings and other relevant financial information, which may vary by country. Additionally, cash balances in banks in the U.S. are insured by the Federal Deposit Insurance Corporation subject to certain limitations. As of April 30, 2026, approximately $1.9 million was held in U.S. bank accounts, and approximately $15.5 million was held in foreign bank accounts, of which $16.6 million was uninsured. As of January 31, 2026, approximately $1.5 million was held in U.S. bank accounts and approximately $11.0 million was held in foreign bank accounts, of which $11.7 million was uninsured.

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

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in $000’s):

	Three Months Ended April 30,
	2026	2025
2017 Plan:
Total restricted stock and stock option programs	$800	$329
Total income tax expense recognized for stock-based compensation arrangements	$168	$69

Restricted Stock and Restricted Stock Units

Under the 2017 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan for the three months ended April 30, 2026 and 2025, respectively. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the target performance level under the then-outstanding performance-based grants.

Changes in performance-based and service-based shares outstanding during the three months ended April 30, 2026 are as follows:

	Performance- Based	Service- Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2026	265,158	212,106	477,264	$20.84
Awarded	—	3,500		$10.05
Vested	(5,206)	(40,233)		$9.73
Forfeited	(1,846)	(1,696)
Outstanding at April 30, 2026	258,106	173,677	431,783	$22.10

Changes in performance-based and service-based shares outstanding during the three months ended April 30, 2025 are as follows:

	Performance- Based	Service- Based	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2025	69,670	182,135	251,805	$17.36
Awarded	—	65,108	65,108	$16.14
Vested	(3,304)	(12,435)	(15,739)	$20.60
Forfeited	—	—	—
Outstanding at April 30, 2025	66,366	234,808	301,174	$16.93

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

With respect to performance-based awards granted in May 2025, the performance measures are the Company’s total revenue, the Company’s fire segment revenue, and its adjusted EBITDA. Each of these metrics will be independently measured against Minimum, Target, and Maximum performance targets established by the Compensation Committee, against which the Company’s performance will be measured on an annual basis at the end of each fiscal year beginning January 31, 2029 through January 31, 2031. The performance-based awards granted in July 2025 were granted to officers who elected to receive such awards in lieu of a portion of their short-term incentive cash compensation for FY26 and the performance measures for such awards were measured following the end of FY26 and included annual revenue, adjusted EBITDA, free cash flow margin and individual executive goals. None of the performance-based awards granted in July 2025 were earned and thus no shares of common stock were issued to the executive officers. In September 2025, the Company granted a one-time award to a recipient consisting of service-based and performance-based awards. The performance measures for the performance-based award will be measured following the end of FY29 and include annual revenue, Fire Services revenue and adjusted EBITDA.

For all performance-based awards, the performance targets have been set for each of the Minimum, Target, and Maximum levels. The actual performance amount achieved is determined by the Compensation Committee and may be adjusted for items determined to be unusual in nature or infrequent in occurrence, at the discretion of the Compensation Committee.

The fair value for performance and service-based awards is equal to the closing price of our stock price on the grant date. The compensation cost is based on the fair value at the grant date, is recognized over the requisite service period using the straight-line method and is periodically adjusted for the probable number of shares to be awarded. As of April 30, 2026, unrecognized stock-based compensation expense totaled $3.9 million pursuant to the 2017 Plan based on outstanding awards under the Plan. This expense is expected to be recognized over approximately 2.3 years.

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

No shares were repurchased during Q1 FY27, leaving $5.0 million remaining under the share repurchase program at April 30, 2026. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

9.
Income Taxes

The Company’s provision for income taxes for the three months ended April 30, 2026 and 2025 is based on the estimated annual effective tax rate, in addition to discrete items.

The Company’s effective tax rate for the three months ended April 30, 2026 was 78.5% which differs from the U.S. federal statutory rate of 21% primarily as a result of a valuation allowance against the Company’s U.S. operations. The Company's effective tax rate for the three months ended April 30, 2025 was 23.4% which differs from the U.S. federal statutory rate of 21%, primarily due to rate differentials in foreign tax jurisdictions.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $19.7 million and $18.3 million as of April 30, 2026 and January 31, 2026, respectively. The increase in the valuation allowance for the three months ended April 30, 2026, was treated as a component of the estimated annual effective tax rate.

The Company continually reviews the adequacy of its valuation allowance and recognizes the benefits of deferred tax assets only as the reassessment indicates that it is more likely than not that the deferred tax assets will be realized in accordance with ASC 740, Income Taxes. Due to the declines in revenue and profitability in prior periods and the weighing of all positive and negative objective evidence considered, the Company has limited ability to rely on subjective factors, including projected future growth, in evaluating whether its deferred tax assets will be realized. As such, the Company previously determined in FY2026 that it was no longer able to conclude that it is more likely than not that its U.S. deferred tax assets will be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods in the event sufficient evidence is present to support a conclusion that it is more likely than not that all or a portion of its U.S. deferred tax assets will be realized.

With the exception of our UK and China subsidiaries for which we accrue relevant deferred tax impacts related to non-indefinitely reinvested cash, we consider the excess of the amount for financial reporting over the tax basis (including undistributed and previously taxed earnings) of investments in our other foreign subsidiaries as of April 30, 2026 to be indefinitely reinvested in the foreign jurisdictions on the basis of our specific plan for reinvestment and estimates that future U.S. cash generation will be sufficient to meet future U.S. cash needs. Therefore, we have not provided for deferred taxes related to such excess or the relevant portions thereof and disclosed that the determination of any deferred taxes related to this excess is not practicable in those permanently reinvested jurisdictions. We have made no changes to our policy on indefinite reinvestment during the three months ended April 30, 2026.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted into law in the U.S. The OBBBA contains various changes to key U.S. federal income tax laws. The Company does not expect a material impact to its overall income tax provision as a result of this newly enacted legislation.

10.
Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share as follows (in $000s except share and per share amounts):

	Three Months Ended April 30,
	2026	2025
Numerator:
Net income (loss)	$369	$(3,913)
Denominator:
Denominator for basic net income (loss) per share (weighted-average shares which exclude 1,358,208 treasury shares for the periods ended April 30, 2026 and 2025)	9,862,119	9,498,604
Effect of dilutive securities from restricted stock plan	431,784	—
Denominator for diluted net income (loss) per share (adjusted weighted average shares)	10,293,903	9,498,604
Basic net income (loss) per share	$0.04	$(0.41)
Diluted net income (loss) per share	$0.04	$(0.41)

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

In June 2025, the Company initiated legal action against the landlord seeking rescission of the lease due to unremediated structural defects on the newly constructed facility in Monterrey, Mexico that prevented the Company from effectively utilizing the facility for its intended purpose. In addition to rescission of the lease, the Company seeks the return of all amounts paid by the Company under the lease from its execution through the date of resolution. Following two dismissals of the case for jurisdictional reasons, on February 3, 2026, the case was filed as a Commercial Oral Proceeding (Juicio Oral Mercantil), and on March 20, 2026, the Commercial Oral Proceedings Court of the First Judicial District of the State (Juzgado de Oralidad Mercantil del Primer Distrito Judicial del Estado), located in Monterrey, Nuevo León, Mexico, admitted the claim and ordered service of process on the landlord. During FY2026, the Company assessed the carrying value of the right-of-use asset associated with the lease and concluded the asset was impaired given that (i) the space is not usable for its intended purpose; (ii) no economic benefits are expected to be derived during the appeal process; and (iii) the likelihood of recovery of the carrying value of the right-of-use asset is remote. The outcome of the legal proceedings remains uncertain at this time.

The Company is involved in various claims, actions, and legal proceedings arising in the ordinary course of business, including multiple lawsuits involving allegations that plaintiffs were exposed to Per- and polyfluoroalkyl substances (“PFAS”) during their careers as firefighters. Plaintiffs allege personal injuries from exposure to PFAS contained in aqueous film forming foam (“AFFF”) and firefighter turnout gear. The vast majority of these cases are pending in the AFFF multi-district litigation consolidated in the United States District Court of South Carolina, Charleston Division. The Company is also named alongside several defendants in a class action regarding firefighter turnout gear pending in the United States District Court of Connecticut, styled as Uniformed Professional Fire Fighters Association of Connecticut et al. v. 3M Company et al., Case No. 3:24-CV-01101. The case seeks certification of a fire fighter class, a nationwide purchaser class, and a Connecticut purchaser subclass. The Company’s exposure in these matters to losses, if any, is not reasonably estimable at this time.

On February 23, 2026, a putative class action was filed against Lakeland Industries, Inc. and a certain current and former senior officers in the United States District Court for the Southern District of New York, purportedly on behalf of a class of the Company's investors who purchased or otherwise acquired our publicly traded securities between December 1, 2023 and December 9, 2025. Lead counsel was appointed on May 15, 2026. The Company's deadline to respond to the forthcoming amended complaint is August 28, 2026. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder in connection with various public statements made by the Company. The Company intends to vigorously defend against these actions, which the Company believes to be without merit. The potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, is uncertain.

Lakeland Industries, Inc. is a nominal defendant in a derivative action filed on May 4, 2026 in the Southern District of New York by ES Trust against Lakeland’s officers and directors, captioned ES Trust vs. James Jenkins, et al. The case involves similar allegations to the securities class action matter and alleges that the Company’s officers and directors breach their fiduciary duties in permitting the allegedly wrongful conduct to occur. The class action and derivative cases have been identified as related and assigned to the same judge. The derivative case is in its early stage, and a potential loss cannot yet be estimated.

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of April 30, 2026 and January 31, 2026, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

12.
Segment Reporting

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended April 30,
(in millions)	2026	2025
Domestic	$20.1	$20.7
International	27.3	26.0
Total Sales	$47.4	$46.7

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

The table below represents information about reportable segments for the three month periods noted therein (amounts may not foot due to rounding):

	Three Months Ended April 30,
(in millions of dollars)	2026	2025
Net Sales:
U.S. Operations	$22.3	$22.5
Other foreign	5.3	4.7
Europe	12.1	12.1
Mexico	2.5	1.8
Asia	11.0	12.0
Canada	2.1	2.4
Latin America	4.9	4.3
Less intersegment sales	(12.8)	(13.1)
Consolidated sales	$47.4	$46.7
External Sales:
U.S. Operations	$20.1	$20.7
Other foreign	3.5	3.0
Europe	11.4	11.8
Mexico	1.9	1.2
Asia	3.7	3.6
Canada	2.1	2.3
Latin America	4.7	4.1
Consolidated external sales	$47.4	$46.7
Intersegment Sales:
U.S. Operations	$2.3	$1.8
Other foreign	1.7	0.3
Europe	0.7	0.6
Mexico	0.5	8.4
Asia	7.4	0.1
Canada	—	0.2
Latin America	0.2	1.7
Consolidated intersegment sales	$12.8	$13.1

The table below represents information about reportable segments for the three month periods noted therein (amounts may not foot due to rounding):

	Three Months Ended April 30,
(in millions of dollars)	2026	2025
Cost of Goods Sold:
U.S. Operations	$16.1	$15.3
Other foreign	3.5	3.1
Europe	9.0	8.9
Mexico	2.4	1.8
Asia	9.2	9.6
Canada	1.3	1.9
Latin America	3.5	2.9
Less intersegment cost of goods sold	(12.5)	(12.4)
Consolidated cost of goods sold	32.5	$31.1
Gross Profit:
U.S. Operations	$6.2	$7.2
Other foreign	1.8	1.6
Europe	3.1	3.2
Mexico	0.1	—
Asia	1.8	2.4
Canada	0.8	0.5
Latin America	1.4	1.4
Less intersegment loss	(0.3)	(0.7)
Consolidated gross profit	14.9	$15.6
Operating Expenses:
U.S. Operations	$10.7	$10.7
Other foreign	1.5	1.4
Europe	3.3	4.0
Mexico	0.5	0.7
Asia	1.2	2
Canada	0.7	0.7
Latin America	1.5	1.6
Less intersegment operating expenses	(0.3)	(0.3)
Consolidated operating expenses	$19.1	$20.3
Gain on sale of certain assets:
U.S. Operations	$(6.5)	—
Consolidated gain on sale of certain assets	$(6.5)	$—
Operating Income (Loss):
U.S. Operations	$2.0	$(3.5)
Other foreign	0.3	0.2
Europe	(0.2)	(0.8)
Mexico	(0.4)	(0.7)
Asia	0.6	0.9
Canada	0.1	(0.2)
Latin America	(0.1)	(0.2)
Less intersegment loss (income)	—	(0.3)
Operating income (loss)	$2.3	$(4.6)

The table below represents information about reported segments as of the dates noted therein (amounts may not foot due to rounding):

	As of April 30,	As of January 31,
(in millions of dollars)	2026	2026
Total Assets:
U.S. Operations	$167.8	$170.4
Europe	57.3	61.1
Mexico	11.7	11.7
Asia	42.8	48.5
Canada	6.9	6.8
Latin America	24.5	23.6
Other foreign	21.7	19.8
Less intersegment	(120.4)	(132.0)
Consolidated assets	$212.3	$209.9
Total Assets Less Intersegment:
U.S. Operations	$88.6	$90.8
Europe	48.5	50.3
Mexico	7.8	8.2
Asia	24.2	20.8
Canada	3.0	2.9
Latin America	20.2	19.3
Other foreign	20.0	17.6
Consolidated assets	$212.3	$209.9
Total Goodwill and Intangible Assets
U.S. Operations	$25.8	$25.3
Europe	19.4	19.9
Other foreign	0.9	1.8
Consolidated goodwill and intangible assets	$46.1	$47.0

The table below presents external sales by product line:

	Three Months Ended April 30,
(in millions of dollars)	2026	2025
External Sales by product lines:
Disposables	$13.6	$13.1
Chemical	5.5	6.1
Fire Service	23.4	21.0
Gloves	0.3	0.3
High Visibility(1)	0.7	1.0
High Performance Wear(1)	0.9	1.6
Wovens	3.0	3.6
Consolidated external sales	$47.4	$46.7

(1) The Company sold inventory and intellectual property associated with the high performance FR/AR apparel line and high visibility clothing line on March 27, 2026.

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
•
a terrorist attack, other geopolitical crisis, or widespread outbreak of an illness or other health issue could negatively impact our domestic and/or international operations;
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
•
our inability to successfully identify, consummate and integrate current and future acquisitions and strategic investments or to realize anticipated cost savings and other benefits could adversely affect our business;
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

•
we are subject to certain U.S. and foreign anti-corruption laws and other laws and regulations as a result of our international operations;
•
we are exposed to U.S. and foreign tax risks;
•
we may be subject to product liability claims, and insurance coverage could be inadequate or unavailable to cover these claims;
•
environmental laws and regulations may subject us to significant liabilities;
•
provisions in our restated certificate of incorporation and by-laws and Delaware law could make a merger, tender offer or proxy contest difficult; and
•
the other factors referenced in this Form 10-Q, including, without limitation, in the sections entitled “Part I – Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the factors described under “Risk Factors” disclosed in our fiscal 2026 Form 10-K.

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

We sold our high performance FR/AR apparel line and our high visibility clothing line on March 27, 2026.

Our net sales attributable to customers outside the U.S. were $27.3 million and $26.0 million for the three months ended April 30, 2026 and 2025, respectively.

Key Trends Affecting Our Operations

Trade Policies and Regulations

Since early 2025, the executive branch of the U.S. government has pursued a policy of imposing tariffs on imports from many foreign countries, including countries where the Company has manufacturing facilities, such as China, India, and Vietnam, among others. In response, China and other countries announced retaliatory tariffs against certain U.S. imports. These tariffs have been, and may continue to be, announced, amended, paused, reinstated and rescinded with little or no advance notice. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”), and the U.S. Court of International Trade (“CIT”) subsequently ordered U.S. Customs and Border Protection to process refunds of tariffs paid under the IEEPA. While we have submitted claims for refunds related to certain eligible tariffs paid, the ultimate availability, timing, and amount of any potential refunds of such tariffs remain uncertain and are subject to further legal, regulatory, and administrative developments. No tariff refund receivables have been recorded in the accompanying condensed consolidated financial statements as of April 30, 2026. However, after April 30, 2026, we began receiving refunds, but the amount received to date is not material.

After the Supreme Court’s ruling on the IEEPA tariffs, the Trump Administration immediately imposed new global tariffs pursuant to Section 122 of the Trade Act of 1974, which allows for tariffs of up to 15% for a period of up to 150 days, and indicated its intention to consider other legal options for imposing tariffs. However, in May 2026, the CIT held that the tariffs imposed under Section 122 were unlawful. This ruling has been appealed and is subject to ongoing litigation.

The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain. As the situation remains fluid due to the rapidly changing global trade environment, we continue to evaluate the potential implications of these actions on our business, and we are uncertain about the ultimate impact that these policies will have on our business. Thus far, however, they have increased the cost of importing certain products, which has affected our operating results and margins. In prior years, the Company has been able to pass along a portion of costs resulting from tariffs to its customers, but there is no guarantee that we will be able to successfully do so in the future. Therefore, we expect that, as long as such tariffs are in effect, they will continue to affect our operating results and margins, and as a result, our historical and current gross profit margins may not be indicative of our gross profit margins for future periods. We will mitigate these factors to the best of our abilities through supply chain and manufacturing site initiatives. However, where annualized cost increases cannot be eliminated, strategic market price adjustments will be implemented.

Russia-Ukraine Conflict

We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations. For the three months ended April 30, 2026, sales in Russia accounted for approximately 2.3% of our consolidated sales, and sales into Ukraine were not significant. We do not have any capital assets in Russia.

Conflict in the Middle East

We are continually monitoring the potential financial impact of the U.S. and Israel coordinated military operation against Iran on our operations. Our sales in the Middle East were not significant during the three months ended April 30, 2026. However, ongoing supply chain disruptions or increased freight costs resulting from the reduction in shipping volume through the Strait of Hormuz could have material adverse effects on our business.

Results of Operations

Three Months ended April 30, 2026, Compared to the Three Months Ended April 30, 2025

Net Sales. Net sales were $47.4 million for the three months ended April 30, 2026, an increase of $0.7 million or 1.4%, compared to $46.7 million for the three months ended April 30, 2025. Sales of our Fire Service product line increased $2.4 million primarily due to $1.5 million in sales from Arizona PPE and California PPE, as well as continued organic growth in our portfolio of fire turnout products. Sales increased for Disposable products by $0.5 million and sales declined for Woven products by $0.6 million, Chemical products by $0.6 million, High Performance Wear by $0.7 million and High Visibility products by $0.3 million.

On March 27, 2026, the Company completed the sale of certain assets associated with its High Performance Wear and High Visibility product lines.

Gross Profit. Gross profit for the three months ended April 30, 2026 was $14.9 million, a decrease of $0.8 million, or 4.9%, compared to $15.6 million for the three months ended April 30, 2025. Gross profit as a percentage of net sales decreased to 31.4% for the three months ended April 30, 2026, from 33.5% for the three months ended April 30, 2025, primarily due to increased labor, rent and certification costs partially offset by lower production and material costs.

Operating Expenses. Operating expenses decreased by $1.2 million, or 6.0%, from $20.3 million for the three months ended April 30, 2025 to $19.1 million for the three months ended April 30, 2026. The decrease was primarily due to lower freight costs, incentive compensation and professional fees, partially offset by an increase in stock based compensation and amortization expense. Operating expenses as a percentage of net sales were 40.3% for the three months ended April 30, 2026, down from 43.4% for the three months ended April 30, 2025, primarily due to the factors noted above.

Gain on Sale of Certain Assets. On March 27, 2026, the Company completed the sale of High Performance and High Visibility inventory and intellectual property to an unrelated third party for $14.0 million yielding $13.2 million in cash proceeds after inventory adjustments. The Company, for a six-month period, will manufacture and ship such inventory on behalf of the buyer; accordingly, any gain associated with such inventory and the related profit has been deferred and will be recognized over the six-month contract period.

Operating Income (Loss). Operating income was $2.3 million for the three months ended April 30, 2026, compared to an operating loss of $(4.6) million for the three months ended April 30, 2025, due to the impacts detailed above. Operating margins were 4.8% for the three months ended April 30, 2026, as compared to (9.9)% for the three months ended April 30, 2025.

Income Tax Expense (Benefit). Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $1.3 million for the three months ended April 30, 2026, compared to a benefit of $1.2 million for the three months ended April 30, 2025. The Company's effective tax rate for the first quarter of FY26 was 78.5% which differs from the U.S. federal statutory rate of 21% primarily as a result of a valuation allowance against the Company’s U.S. operations.

Net Income (Loss). Net income was $0.4 million for the three months ended April 30, 2026, compared to a net loss of $(3.9) million for the three months ended April 30, 2025.

Liquidity and Capital Resources

At April 30, 2026, cash and cash equivalents were approximately $17.4 million, and working capital was approximately $92.8 million. Cash and cash equivalents increased $4.9 million, and working capital decreased $3.4 million from January 31, 2026 due to the balance sheet fluctuations described below.

Of the Company’s total cash and cash equivalents of $17.4 million as of April 30, 2026, cash held in Latin America of $1.0 million, cash held in the UK of $1.3 million, cash held in Russia and Kazakhstan of $1.8 million, cash held in the EEC of $3.9 million, cash held in India of $0.6 million, cash held in Vietnam of $0.2 million, and cash held in Hong Kong of $0.4 million would not be subject to additional U.S. tax in the event such cash was repatriated due to the change in the U.S. tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). When the Company repatriates cash from China, of the $3.0 million balance at April 30, 2026, an additional 10% withholding tax may be incurred in that country. The Company expects to repatriate cash from China during FY 27 and in anticipation of doing so, has accrued withholding tax expense of $0.3 million as of April 30, 2026.

Cash provided by operations was $5.8 million. Net income of $0.4 million was adjusted for non-cash charges of $4.5 million, primarily related to the gain on sale of inventory and intellectual property associated with our high performance and high visibility product lines and an increase in operating assets and liabilities of $9.6 million primarily related to changes in deferred revenue, inventory and other assets. Net cash provided by investing activities was $10.0 million, primarily due to the proceeds from the sale of the high-visibility and high-performance workwear styles partially offset by purchases of capital equipment. Net cash used in financing activities was $5.2 million due to $14.0 million borrowed under our credit facility to fund working capital increases offset by the repayment of debt facilities of $19.1 million and $0.2 million in shares returned to pay income taxes on shares vested under our equity compensation program.

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

On April 13, 2026, the Company and the Lender entered into a limited waiver (the “Limited Waiver”), pursuant to which the Lender waived the Company’s non-compliance as of January 31, 2026 with respect to two financial covenants under the Amended Loan Agreement. The $40.0 million aggregate commitment amount of the Amended Loan Agreement, maturity date of December 12, 2029, and applicable interest rate of the Amended Loan Agreement remained unchanged. The Company was in compliance with all of its debt covenants as of April 30, 2026.

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

The Company made certain representations and warranties to the Lender in the Amended Loan Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain, as of the end of each fiscal quarter a minimum “basic fixed charge coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.20x and a “funded debt to EBITDA ratio” (as defined in the Amended Loan Agreement) not to exceed 3.5x (with step-downs to 3.25x and 3.0x on February 1, 2026 and February 1, 2027, respectively), in each case for the trailing 12-month period ending with the applicable quarterly reporting period. In addition, the Company has agreed to maintain a springing “asset coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.10x, but only to the extent that the maximum funded debt to EBITDA ratio exceeds 3.25x at any reporting period. The Company was in compliance with all of its debt covenants as of April 30, 2026.

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

As of April 30, 2026, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $23.8 million outstanding under the revolving credit facility, and there was $16.2 million of additional available credit under the Loan Agreement. As of January 31, 2026, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $28.5 million outstanding under the revolving credit facility, and there was $11.5 million of additional available credit under the Loan Agreement. The interest rate on outstanding borrowings was 5.74% at April 30, 2026 and 5.76% at January 31, 2026.

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

No shares were repurchased in the three months ended April 30, 2026 leaving $5.0 million remaining under the share repurchase program at April 30, 2026. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

Capital Expenditures. Our capital expenditures were $1.4 million for the three months ended April 30, 2026 which primarily relates to replacement equipment for our manufacturing sites and developed technology projects. We expect to fund the capital expenditures from our cash flows from operations. The Company may also expend funds in connection with potential acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2026 Form 10-K. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2026 Form 10-K. There have been no significant changes in the application of our critical accounting policies and estimates during the three months ended April 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item, and therefore, no disclosure is required under Item 3 for the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of April 30, 2026. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of April 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

Material Weakness in Internal Control over Financial Reporting

As previously disclosed in our 2026 Form 10-K, management identified certain deficiencies in the Company’s internal control over financial reporting that aggregated to a material weakness related to the completeness and accuracy of its foreign reporting packages. Specifically, the Company has undergone significant changes in size, complexity and geographic footprint primarily due to multiple acquisitions, and has numerous systems that process financially relevant data. Of these systems, Sage X3 (United States, Canada and the United Kingdom) and Kingdee (China and Hong Kong), were in the Company’s scope for testing of information technology general controls (“ITGCs") in support of management’s assessment of internal control over financial reporting. The Company’s consolidation process is manual and based upon reporting packages submitted by the various locations. For those locations where the financially relevant systems were not in-scope and not subject to the Company’s testing of ITGCs, the financial reporting controls, as designed, do not adequately address the completeness and accuracy of the foreign reporting packages. The reporting packages form the basis of multiple controls, including a key management review control designed to detect a material misstatement in the Company’s consolidated financial statements as well as other controls. Additionally, the Company did not update the control activities documentation for numerous locations and, in some cases, did not change control processes to reflect changes in operating structure. This contributed to the material weakness disclosed in our 2026 Form 10-K in the Company’s internal controls.

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

Changes in Internal Control Over Financial Reporting

Other than continuing to make progress on the ongoing remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended April 30, 2026 that materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to a variety of litigation and other legal proceedings and claims incidental to our business. Based upon our experience, current information and applicable law, we do not believe that these proceedings and claims will have a material adverse effect on our results of operations, financial condition or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our results of operations, financial condition or cash flows. For additional information, please see Note 11 to our consolidated financial statements in this Form 10-Q.

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

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock during the first quarter of fiscal 2027:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs (1)
February 1 – February 28	—	$—	—	$5,030,479
March 1 – March 31	—	$—	—	$5,030,479
April 1 – April 30	—	$—	—	$5,030,479
Total	—	$—	—	$5,030,479

(1)
Represents the amount remaining under our share repurchase program as of April 30, 2026.

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

10.1*

Asset Purchase Agreement, dated March 27, 2026, by and between Lakeland Industries, Inc. and National Safety Apparel, LLC (Immaterial schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the U.S. Securities and Exchange Commission upon request.)

10.2*	Limited Waiver, dated April 10, 2026, by and between Lakeland Industries, Inc. and Bank of America, N.A.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934

32.1‡	Certification of Chief Executive Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer as adopted pursuant to 18 U.S.C. Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended April 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: June 9, 2026	/s/ James M. Jenkins
James M. Jenkins, Chief Executive Officer, President and Executive Chairman (Principal Executive Officer and Authorized Signatory)

Date: June 9, 2026	/s/ J. Calven Swinea
J. Calven Swinea, Chief Financial Officer and Secretary (Principal Financial Officer and Authorized Signatory)