Form 10-Q
period 2026-07-31
LAKELAND INDUSTRIES INC
filed 2026-09-09
CIK 798081

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 4, 2026
Common Stock, $0.01 par value per share	9,931,346 Shares

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

FORM 10-Q

The following information of the Registrant and its subsidiaries is submitted herewith:

LAKELAND INDUSTRIES, INC.

AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

($000’s except for share and per share information)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net sales	$50,139	$52,496	$97,555	$99,242
Cost of goods sold	31,596	33,678	64,127	64,780
Gross profit	18,543	18,818	33,428	34,462
Operating expenses	20,636	19,283	39,700	39,561
Settlement of lease liability, net	(1,925)	—	(1,925)	—
Goodwill impairment	3,176	—	3,176	—
Gain on sale of certain assets	—	—	(6,467)	—
Lease impairment	—	3,577	—	3,577
Operating loss	(3,344)	(4,042)	(1,056)	(8,676)
Other income, net	146	38	186	144
Interest expense	(525)	(445)	(1,139)	(1,028)
Loss before taxes	(3,723)	(4,449)	(2,009)	(9,560)
Income tax expense (benefit)	1,206	(5,215)	2,551	(6,413)
Net (loss) income	$(4,929)	$766	$(4,560)	$(3,147)
Net (loss) income per common share:
Basic	$(0.50)	$0.08	$(0.46)	$(0.33)
Diluted	$(0.50)	$0.08	$(0.46)	$(0.33)
Weighted average common shares outstanding:
Basic	9,941,003	9,530,082	9,859,199	9,506,604
Diluted	9,941,003	10,093,855	9,859,199	9,506,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

($000’s)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net (loss) income	$(4,929)	$766	$(4,560)	$(3,147)
Other comprehensive income:
Foreign currency translation adjustments	(1,199)	2,145	(812)	2,896
Comprehensive (loss) income	$(6,128)	$2,911	$(5,372)	$(251)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(000’s except for share information)

	July 31,	January 31,
ASSETS	2026	2026
Current assets
Cash and cash equivalents	$17,901	$12,515
Accounts receivable, net of allowance for credit losses of $1,101 and $1,064 at July 31, 2026 and January 31, 2026, respectively	32,037	32,043
Inventories, net	74,931	82,542
Prepaid VAT and other taxes	3,077	2,429
Other current assets	8,685	4,657
Total current assets	136,631	134,186
Property and equipment, net	11,634	11,640
Operating leases right-of-use assets	9,975	11,248
Deferred tax assets	1,148	1,149
Goodwill	11,992	15,287
Intangible assets, net	30,179	31,724
Other assets	4,968	4,699
Total assets	$206,527	$209,933
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,920	$15,565
Deferred revenue	5,199	—
Accrued compensation and benefits	5,976	4,984
Other accrued expenses	8,743	8,964
Income tax payable	2,528	1,802
Current portion of long-term debt	1,750	1,891
Current portion of operating lease liabilities	3,760	4,756
Total current liabilities	45,876	37,962
Deferred income taxes	2,116	2,198
Long-term debt	26,921	30,382
Long-term portion of operating lease liabilities	6,507	10,264
Total liabilities	81,420	80,806
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.01 par; authorized 1,500,000 shares (none issued)	—	—
Common stock, $0.01 par; authorized 20,000,000 shares; issued 11,268,067 and 11,164,336; outstanding 9,909,859 and 9,806,128 at July 31, 2026 and January 31, 2026, respectively	112	112
Treasury stock, at cost; 1,358,208 shares at July 31, 2026 and January 31, 2026, respectively	(19,979)	(19,979)
Additional paid-in capital	130,743	129,391
Retained earnings	19,297	23,857
Accumulated other comprehensive loss	(5,066)	(4,254)
Total stockholders' equity	125,107	129,127
Total liabilities and stockholders' equity	$206,527	$209,933

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

	Six Months Ended July 31, 2026
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
Balance, January 31, 2026	11,164,336	$112	(1,358,208)	$(19,979)	$129,391	$23,857	$(4,254)	$129,127
Net income	—	—	—	—	—	369	—	369
Other comprehensive income	—	—	—	—	—	—	387	387
Stock-based compensation:
Restricted stock issued	55,991	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	800	—	—	800
Return of shares in lieu of payroll withholding	—	—	—	—	(158)	—	—	(158)
Balance, April 30, 2026	11,220,327	$112	(1,358,208)	$(19,979)	$130,033	$24,226	$(3,867)	$130,525
Net loss	—	—	—	—	—	(4,929)	—	(4,929)
Other comprehensive income	—	—	—	—	—	—	(1,199)	(1,199)
Stock-based compensation:
Restricted stock issued	47,740	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	819	—	—	819
Return of shares in lieu of payroll withholding	—	—	—	—	(109)	—	—	(109)
Balance, July 31, 2026	11,268,067	$112	(1,358,208)	$(19,979)	$130,743	$19,297	$(5,066)	$125,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(000’s except for share information)

	Six Months Ended July 31, 2025
							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Loss	Total
Balance, January 31, 2025	10,856,812	$109	(1,358,208)	$(19,979)	$123,136	$50,320	$(6,960)	$146,626
Net loss	—	—	—	—	—	(3,913)	—	(3,913)
Other comprehensive income	—	—	—	—	—	—	751	751
Dividends ($0.03 per share)	—	—	—	—	—	(285)	—	(285)
Stock-based compensation:								—
Restricted stock issued	15,739	—	—	—		—	—	—
Restricted stock plan	—	—	—	—	329	—	—	329
Return of shares in lieu of payroll withholding	—	—	—	—	(126)	—	—	(126)
Balance, April 30, 2025	10,872,551	$109	(1,358,208)	$(19,979)	$123,339	$46,122	$(6,209)	$143,382
Net income	—	—	—	—	—	766	—	$766
Other comprehensive income	—	—	—	—	—	—	2,145	2,145
Dividends ($0.03 per share)	—	—	—	—	—	(286)	—	(286)
Stock-based compensation:								—
Restricted stock issued	36,728	—	—	—	—	—	—	—
Restricted stock plan	—	—	—	—	1,411	—	—	1,411
Return of shares in lieu of payroll withholding	—	—	—	—	(156)	—	—	(156)
Balance, July 31, 2025	10,909,279	$109	(1,358,208)	$(19,979)	$124,594	$46,602	$(4,064)	147,262

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKELAND INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

($000’s)

	Six Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(4,560)	$(3,147)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred income taxes	(78)	(10,279)
Depreciation and amortization	2,690	2,406
Settlement of lease liability, net	(1,925)	—
Stock based and restricted stock compensation	1,402	1,740
Gain on disposal of property and equipment	(9)	(3)
Gain on sale of certain assets	(6,467)	—
Goodwill impairment	3,176	—
Lease impairments	—	3,577
Amortization of step-up in inventory basis	—	854
Change in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable, net	(277)	(2,589)
Inventories	6,969	(6,163)
Prepaid VAT and other taxes	(648)	730
Other assets	(2,985)	454
Accounts payable	2,476	1,846
Deferred revenue	5,199	—
Accrued expenses and other liabilities	1,982	1,146
Operating lease liabilities	(1,548)	(232)
Net cash provided by (used in) operating activities	5,397	(9,660)
Cash flows from investing activities:
Purchases of property and equipment	(1,434)	(2,130)
Proceeds from sale of certain assets	5,066	—
Net cash provided by (used in) investing activities:	3,632	(2,130)
Cash flows from financing activities:
Term loan borrowings	933	2,066
Payments on debt facilities	(33,883)	(4,101)
Credit line borrowings	29,480	13,830
Proceeds from employee stock purchase plan	215	—
Shares returned to pay employee taxes under restricted stock program	(267)	(283)
Dividends paid	—	(571)
Net cash (used in) provided by financing activities	(3,522)	10,941
Effect of exchange rate changes on cash and cash equivalents	(121)	1,122
Net increase in cash and cash equivalents	5,386	273
Cash and cash equivalents at beginning of period	12,515	17,476
Cash and cash equivalents at end of period	$17,901	$17,749
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,139	$1,024
Cash paid for taxes	$2,123	$1,692

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

In this Form 10-Q, (a) “FY” means fiscal year; thus, for example, FY27 refers to the fiscal year ending January 31, 2027, (b) “Q” refers to quarter; thus, for example, Q2 FY27 refers to the second quarter of the fiscal year ending January 31, 2027, (c) “Balance Sheet” refers to the unaudited condensed consolidated balance sheet, and (d) “Statement of Operations” refers to the unaudited condensed consolidated statement of operations.

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

Credit Losses

In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This guidance provides a practical expedient that entities may elect when estimating expected credit losses for current accounts receivable and current contract assets, allowing entities to assume that conditions as of the balance sheet date remain unchanged over the life of the asset. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company adopted ASU 2025-05 during the six months ended July 31, 2026. The adoption of this guidance did not have a material effect on the Company's consolidated financial statements or disclosures.

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

Pro forma combined financial information (Unaudited)

(in thousands, except per share amounts)	Three Months Ended July 31, 2025	Six Months Ended July 31, 2025
Net sales	$53,678	$101,737
Net income	$807	$(2,936)
Basic earnings per share	$0.08	$(0.31)
Diluted earnings per share	$0.08	$(0.31)

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

4.
Inventories

Inventories consist of the following (in $000s):

	July 31, 2026	January 31, 2026
Raw materials	$34,820	$40,406
Work-in-process	2,087	2,465
Finished goods	43,521	44,380
Excess and obsolete adjustments	(5,497)	(4,709)
Total inventories	$74,931	$82,542

During the first quarter of FY27, the Company completed the sale of its High Performance and High Visibility inventory and certain intellectual property associated with that inventory for total net cash consideration of $13.2 million. The consideration included a $1.4 million escrow receivable recorded in other assets on the condensed consolidated balance sheets. The Company recognized a gain on the sale of $6.5 million.

Cash proceeds received related to the sale of inventory has been reflected as deferred revenue in the condensed consolidated balance sheets as of July 31, 2026 due to the Company’s agreement with the buyer to continue to manufacture and warehouse the associated inventory. Deferred revenue will be recognized in the condensed consolidated statement of operations as the Company manufactures and ships the inventory to the buyer. During the three months ended July 31, 2026, $1.4 million of previously deferred revenue was recognized and offset against the related inventory writedown with no impact to the condensed consolidated statement of operations.

5.
Goodwill and Intangible Assets, Net

Changes in the carrying amount of goodwill for the six months ended July 31, 2026 and 2025, are as follows (in $000s):

	2026	2025
Balance at January 31,	$15,287	$16,240
Currency translation	(119)	1,147
Impairment	(3,176)	—
Measurement period adjustments	—	(2,340)
Balance at July 31,	$11,992	$15,047

During the three months ended July 31, 2026, the Company identified indicators of impairment for its LHD reporting unit within the Europe geographic segment, primarily due to lower-than-expected financial performance and projected cash flows. As a result, the Company performed an interim quantitative goodwill impairment assessment to evaluate the goodwill of the LHD reporting unit using a discounted cash flow methodology. Based on the results of the interim quantitative impairment assessment, the Company recorded a goodwill impairment expense of $3.2 million, representing the remaining goodwill associated with this reporting unit. Following recognition of the impairment charge, accumulated goodwill impairment charges associated with the LHD reporting unit were $5.8 million, and no goodwill remains allocated to the LHD reporting unit.

Changes in intangible assets, net, during the six months ended July 31, 2026 and 2025, are as follows (in $000s):

	2026	2025
Balance at January 31,	$31,724	$25,503
Amortization	(1,341)	(785)
Currency translation	(204)	1,505
Measurement period adjustments	—	(216)
Balance at July 31,	$30,179	$26,007

Amortization expense was $0.7 million and $0.4 million in the three months ended July 31, 2026 and 2025, respectively, and $1.3 million and $0.8 million in the six months ended July 31, 2026 and 2025, respectively, and was included in operating expenses on the condensed consolidated statements of operations.

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

The Company made certain representations and warranties to the Lender in the Amended Loan Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain, as of the end of each fiscal quarter a minimum “basic fixed charge coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.20x and a “funded debt to EBITDA ratio” (as defined in the Amended Loan Agreement) not to exceed 3.5x (with step-downs to 3.25x and 3.0x on February 1, 2026 and February 1, 2027, respectively), in each case for the trailing 12-month period ending with the applicable quarterly reporting period. In addition, the Company has agreed to maintain a springing “asset coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.10x, but only to the extent that the maximum funded debt to EBITDA ratio exceeds 3.25x at any reporting period. The Company was in compliance with all of its debt covenants as of July 31, 2026.

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

As of July 31, 2026, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $24.9 million outstanding under the revolving credit facility, and there was $15.1 million of additional available credit under the Loan Agreement. As of January 31, 2026, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $28.5 million outstanding under the revolving credit facility, and there was $11.5 million of additional available credit under the Loan Agreement. The interest rate on outstanding borrowings was 5.26% at July 31, 2026 and 5.76% at January 31, 2026.

Lakeland UK Borrowings

On December 31, 2014, the Company and Lakeland Industries Europe, Ltd. (“Lakeland UK”), a wholly owned subsidiary of the Company, amended the terms of its existing line of credit facility with HSBC Bank to provide for (i) a one-year extension of the maturity date of the existing financing facility to December 19, 2016, (ii) an increase in the facility limit from £1.3 million (approximately $1.9 million, based on exchange rates at time of closing) to £1.5 million (approximately $2.3 million, based on exchange rates at time of closing), and (iii) a decrease in the annual interest rate margin from 3.46% to 3.0%. In addition, pursuant to a letter agreement dated December 5, 2014, the Company agreed that £0.4 million (approximately $0.6 million, based on exchange rates at the time of closing) of the note payable by Lakeland UK to the Company shall be subordinated in priority of payment to the subsidiary’s obligations to HSBC under the financing facility. This agreement has been subsequently amended with the most recent amendment dated March 8, 2022. The cumulative result of the amendments through March 8, 2022, reflects a reduction of the service charge to 0.765%. The agreement can be terminated with three months’ notice. There were no borrowings outstanding under this facility at July 31, 2026 and January 31, 2026.

Pacific Helmets Borrowings

Pacific Helmets has a term loan facility with the Bank of New Zealand. The facility includes two term loans. The first term loan of 1.5 million NZD matured on December 17, 2025, carried an interest rate of 2.3% per annum and required monthly payments of 19,350.27 NZD with the outstanding balance due upon maturity. This term loan was repaid in full during FY26. The second term loan of 0.5 million NZD matures on November 18, 2026, carries an interest rate of 8.07% per annum and requires monthly payments of 10,545 NZD with the outstanding balance due upon maturity. As of July 31, 2026 and January 31, 2026, the outstanding balance under the term loans was less than $0.1 million and $0.1 million, respectively.

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

On March 6, 2025, Jolly entered into a term loan agreement for 2.0 million EUR to support working capital requirements with Banca Intesa Spa. The term loan matures on September 30, 2028, and carries an interest rate with a fixed rate portion of 1.45% and a variable rate portion based on the three-month EURIBOR rate. The interest rate at July 31, 2026 was 3.94%. The term loan will be repaid in 11 quarterly installments of 0.2 million EUR, beginning September 30, 2025. Interest payments are made quarterly. The loan is guaranteed by SACE S.p.A., the Italian state-owned export credit finance agency.

As of July 31, 2026 and January 31, 2026, the outstanding balance under the term loans was $1.9 million and $2.7 million, respectively.

On May 4, 2026, Jolly entered into a revolving export financing credit facility for 1.0 million EUR to support working capital requirements with Banca Monte Dei Paschi Di Siena S.p.A. The facility is available on a revolving basis and remains in effect until revoked by either party. Borrowings under the facility bear interest at a variable rate based on six-month Euribor plus 0.50%. The applicable interest rate as of July 31, 2026 was 3.124%. Interest payments are made quarterly. As of July 31, 2026, the outstanding balance under the facility was $0.8 million.

LHD Borrowings

Prior to the Company’s acquisition, LHD secured a federally guaranteed term loan of 0.8 million EUR from Commerzbank AG under the “KfW Quick Loan 2020” program, launched by the German government in 2020 to support small and medium-sized enterprises affected by the COVID-19 crisis. Repayments of the loan, which matures on June 30, 2030, are made in quarterly installments of 25,000 EUR. The loan carries an interest rate of 3% per annum, with interest payments being due in arrears at the end of each quarter. As of July 31, 2026 and January 31, 2026, the outstanding balance was $0.5 million. LHD also had other borrowings outstanding of approximately $0.3 million and $0.2 million as of July 31, 2026 and January 31, 2026, respectively.

Veridian Borrowings

Prior to the Company’s acquisition, in February 2024, Veridian secured a term loan with U.S. Bank for a piece of equipment. The loan is for 60 months with monthly payments of approximately $8,000. The interest rate on the loan is 5.13%. As of July 31, 2026 and January 31, 2026, the outstanding balance was $0.2 million and $0.3 million, respectively.

Approximate maturities of our term loans over the next five years from July 31, 2026, are $1.7 million in FY27, $1.3 million in FY28, $0.5 million in FY29, $0.2 million in FY30, $0.1 million in FY31 and $24.9 million thereafter.

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

The Company maintains foreign cash deposits with various financial institutions located in Asia, Europe, Latin America and Oceania. These depositories include both multinational banks and locally regulated institutions. The Company monitors the creditworthiness of its foreign financial depositories using credit ratings and other relevant financial information, which may vary by country. Additionally, cash balances in banks in the U.S. are insured by the Federal Deposit Insurance Corporation subject to certain limitations. As of July 31, 2026, approximately $1.7 million was held in U.S. bank accounts, and approximately $16.2 million was held in foreign bank accounts, of which $17.1 million was uninsured. As of January 31, 2026, approximately $1.5 million was held in U.S. bank accounts and approximately $11.0 million was held in foreign bank accounts, of which $11.7 million was uninsured.

8.
Stockholders’ Equity

On June 21, 2017, the stockholders of the Company approved the Lakeland Industries, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The executive officers and all other employees and directors of the Company, including its subsidiaries, were eligible to participate in the 2017 Plan until it was replaced by the 2026 Plan (as defined below). The 2017 Plan was administered by the Compensation Committee of the Board of Directors (the “Committee”), except that with respect to all non-employee directors, the Committee was deemed to include the full Board. The 2017 Plan provided for the grant of equity-based compensation in the form of stock options, restricted stock, restricted stock units, performance shares, performance units, or stock appreciation rights (“SARs”).

On June 16, 2026, the stockholders of the Company approved the Lakeland Industries, Inc. 2026 Equity Incentive Plan (the “2026 Plan”), which replaced the 2017 Plan upon such approval by Lakeland’s stockholders. The executive officers and all other employees and directors of the Company, including its subsidiaries, are eligible to participate in the 2026 Plan. The 2026 Plan is administered by the Committee, except that with respect to all non-employee directors, the Committee shall be deemed to include the full Board. The 2026 Plan provides for the grant of equity-based compensation in the form of stock options, restricted stock, restricted stock units, performance shares, performance units or SARs. Upon the effectiveness of the 2026 Plan, no further grants have been or will be made under the 2017 Plan.

An aggregate of 700,000 shares of the Company’s common stock are currently authorized for issuance under the 2026 Plan, subject to adjustment as provided in the 2026 Plan for stock splits, dividends, distributions, recapitalizations and other similar transactions or events. If any shares subject to an award are forfeited, expire, lapse or otherwise terminate without issuance of such shares (including any shares subject to an award under a Prior Plan (as defined in the 2026 Plan)), such shares shall, to the extent of such forfeiture, expiration, lapse or termination, again be available for issuance under the 2026 Plan.

The Company recognized total stock-based compensation costs, which are reflected in operating expenses (in $000’s):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
2017 and 2026 Plans:
Total restricted stock and stock option programs	$602	$428	$1,402	$1,740
Total income tax expense recognized for stock-based compensation arrangements	$126	$90	$294	$365

Restricted Stock and Restricted Stock Units

Under the 2017 Plan and 2026 Plan, as described above, the Company awarded performance-based and service-based shares of restricted stock and restricted stock units to eligible employees and directors. The following table summarizes the activity under the 2017 Plan and the 2026 Plan, as applicable, for the six months ended July 31, 2026 and 2025, respectively. This table reflects the amount of awards granted at the number of shares that would be vested if the Company were to achieve the target performance level under the then-outstanding performance-based grants.

Changes in performance-based and service-based shares outstanding during the six months ended July 31, 2026 are as follows:

	Performance- Based	Service- Based	Unrestricted Stock Awards	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2026	265,158	212,106	—	477,264	$20.84
Awarded	39,470	146,182	12,944	198,596	$10.40
Vested	(7,613)	(84,747)	(12,944)	(105,304)	$10.40
Forfeited	(1,846)	(1,696)	—	(3,542)
Outstanding at July 31, 2026	295,169	271,845	—	567,014	$20.46

Changes in performance-based and service-based shares outstanding during the three and six months ended July 31, 2025 are as follows:

	Performance- Based	Service- Based	Unrestricted Stock Awards	Total	Weighted Average Grant Date Fair Value
Outstanding at January 31, 2025	69,670	182,135	—	251,805	$17.36
Awarded	265,874	127,076	27,258	420,208	$16.12
Vested	(3,304)	(31,393)	(27,258)	(61,955)	$16.18
Forfeited	(29,485)	(16,801)	—	(46,286)
Outstanding at July 31, 2025	302,755	261,017	—	563,772	$17.62

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

With respect to performance-based awards granted in May 2025, the performance measures are the Company’s total revenue, the Company’s fire segment revenue, and its adjusted EBITDA. Each of these metrics will be independently measured against Minimum, Target, and Maximum performance targets established by the Compensation Committee, against which the Company’s performance will be measured on an annual basis at the end of each fiscal year beginning January 31, 2029 through January 31, 2031. Two additional performance-based awards using the same framework as the May 2025 performance-based awards were granted in May 2026 to two recipients in connection with their respective appointments as executive officers of the Company.

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

In May 2026, the Company granted service-based restricted stock awards to two members of the Board of Directors who elected to receive a portion of their board compensation in equity rather than cash. The awards vested immediately upon grant and may not be sold for one year following the grant date.

The fair value for performance and service-based awards is equal to the closing price of our stock price on the grant date. The compensation cost is based on the fair value at the grant date, is recognized over the requisite service period using the straight-line method and is periodically adjusted for the probable number of shares to be awarded. As of July 31, 2026, unrecognized stock-based compensation expense totaled $5.0 million pursuant to the 2017 Plan or the 2026 Plan, as applicable, based on outstanding awards under such Plans. This expense is expected to be recognized over approximately 2.2 years.

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

No shares were repurchased during Q2 FY27, leaving $5.0 million remaining under the share repurchase program at July 31, 2026. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

9.
Income Taxes

The Company’s provision for income taxes for the three and six months ended July 31, 2026 and 2025 is based on the estimated annual effective tax rate, in addition to discrete items.

The Company’s effective tax rate for the three and six months ended July 31, 2026 was tax expense of 32.4% and tax expense of 127.0%, respectively. Both differ from the U.S. federal statutory rate of 21% primarily as a result of a valuation allowance against the Company’s U.S. operations. The Company's effective tax rate for the three and six months ended July 31, 2025 was a tax benefit of 117.2% and a tax benefit of 67.1%, respectively. Both differ from the U.S. federal statutory rate of 21%, primarily due to the forecasted allocation of income for the current fiscal year and from the mix of jurisdictional income at differing statutory rates.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. The valuation allowance was $19.9 million and $18.3 million as of July 31, 2026 and January 31, 2026, respectively. The increase in the valuation allowance for the six months ended July 31, 2026, was treated as a component of the estimated annual effective tax rate.

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

With the exception of our UK and China subsidiaries for which we accrue relevant deferred tax impacts related to non-indefinitely reinvested cash, we consider the excess of the amount for financial reporting over the tax basis (including undistributed and previously taxed earnings) of investments in our other foreign subsidiaries as of July 31, 2026 to be indefinitely reinvested in the foreign jurisdictions on the basis of our specific plan for reinvestment and estimates that future U.S. cash generation will be sufficient to meet future U.S. cash needs. Therefore, we have not provided for deferred taxes related to such excess or the relevant portions thereof and disclosed that the determination of any deferred taxes related to this excess is not practicable in those permanently reinvested jurisdictions. We have made no changes to our policy on indefinite reinvestment during the three months ended July 31, 2026. During the three months ended July 31, 2026, the Company paid a dividend from its operations in China to the U.S. parent entity of $2.5 million, of which $0.3 million was remitted for withholding taxes in China that were previously accrued for under the Company’s current repatriation policy.

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

10.
Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share as follows (in $000s except share and per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Numerator:
Net (loss) income	$(4,929)	$766	$(4,560)	$(3,147)
Denominator:
Denominator for basic net (loss) income per share (weighted-average shares which exclude 1,358,208 treasury shares for the periods ended July 31, 2026 and 2025)	9,941,003	9,530,082	9,859,199	9,506,604
Effect of dilutive securities from restricted stock plan	—	563,773	—	—
Denominator for diluted net (loss) income per share (adjusted weighted average shares)	9,941,003	10,093,855	9,859,199	9,506,604
Basic net (loss) income per share	$(0.50)	$0.08	$(0.46)	$(0.33)
Diluted net (loss) income per share	$(0.50)	$0.08	$(0.46)	$(0.33)

For the three months ended July 31, 2026, 0.5 million shares of unvested restricted stock awards were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. For the six months ended July 31, 2026 and 2025, 0.5 million and 0.4 million shares, respectively, of unvested restricted stock awards were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. There were no shares of unvested restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended July 31, 2025.

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

In June 2025, the Company initiated legal action against the landlord seeking rescission of the lease due to unremediated structural defects on the newly constructed facility in Monterrey, Mexico that prevented the Company from effectively utilizing the facility for its intended purpose. In July 2026, the Company reached a settlement with the landlord that terminated the lease in its entirety and concluded the related litigation.

As a result of the settlement and lease termination, the Company released the remaining lease liability and recognized a gain of approximately $1.9 million during the three months ended July 31, 2026.

The Company is involved in various claims, actions, and legal proceedings arising in the ordinary course of business, including multiple lawsuits involving allegations that plaintiffs were exposed to Per- and polyfluoroalkyl substances (“PFAS”) during their careers as firefighters. Plaintiffs allege personal injuries from exposure to PFAS contained in aqueous film forming foam (“AFFF”) and firefighter turnout gear. The vast majority of these cases are pending in the AFFF multi-district litigation consolidated in the United States District Court of South Carolina, Charleston Division. The Company is also named alongside several defendants in a class action regarding firefighter turnout gear pending in the United States District Court of Connecticut, styled as Uniformed Professional Fire Fighters Association of Connecticut et al. v. 3M Company et al., Case No. 3:24-CV-01101. The case seeks certification of a fire fighter class, a nationwide purchaser class, and a Connecticut purchaser subclass. On August 18, 2026, the Judicial Panel on Multidistrict Litigation established a separate multidistrict litigation in the United States District Court for the District of Minnesota for non-AFFF firefighter turnout gear claims, and the above-referenced Connecticut action is now subject to a conditional transfer order that, absent other action by the Panel, is expected to result in its transfer to that proceeding for coordinated pretrial proceedings. The Company is also a defendant in Crady v. 3M Co., a personal injury action pending in Missouri state court in which Jason Crady and his wife allege that occupational exposure to PFAS-containing firefighter gear and equipment caused his thyroid cancer and related damages. Because the Crady action was remanded to state court, it is not eligible for transfer to the new multi-district litigation. The Company’s exposure in these matters to losses, if any, is not reasonably estimable at this time.

A putative class action was filed on February 23, 2026 (and subsequently amended on July 24, 2026) against Lakeland Industries, Inc. and certain current and former senior officers in the United States District Court for the Southern District of New York, purportedly on behalf of a class of the Company's investors who purchased or otherwise acquired our publicly traded securities between September 4, 2024 and December 9, 2025. Lead counsel was appointed on May 15, 2026. The Company's deadline to respond to the amended complaint is September 24, 2026. The complaint alleges that the defendants made materially false and misleading statements about the Company’s business and operations, including an alleged failure to account properly for intercompany transactions. Plaintiffs bring their claims under Sections 10(b) and 20(a) of the Exchange Act. The Company intends to vigorously defend against these actions, which the Company believes to be without merit. The potential impact of these actions, which seek unspecified damages, attorneys’ fees and expenses, is uncertain.

Lakeland Industries, Inc. is a nominal defendant in a derivative action filed on May 4, 2026 in the Southern District of New York by ES Trust against Lakeland’s officers and directors, captioned ES Trust vs. James Jenkins, et al. The case alleges violations of Section 14(a) of the Exchange Act and that the Company’s officers and directors breached their fiduciary duties in permitting the allegedly wrongful conduct to occur. The class action and derivative cases have been identified as related and assigned to the same judge, and the parties to the derivative case have agreed to stay its proceedings pending the outcome of a motion to dismiss in the putative class action. The derivative case is in its early stage, and a potential loss cannot yet be estimated.

General litigation contingencies

The Company is involved in various litigation proceedings arising during the normal course of business which, in the opinion of the management of the Company, will not have a material effect on the Company’s financial position, results of operations or cash flows; however, there can be no assurance as to the ultimate outcome of these matters. As of July 31, 2026 and January 31, 2026, to the best of the Company’s knowledge, there were no significant outstanding claims or litigation.

12.
Segment Reporting

Domestic and international sales are as follows in millions of dollars:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions)	2026	2025	2026	2025
Domestic	$21.4	$22.1	$41.5	$42.8
International	28.7	30.4	56.0	56.4
Total Sales	$50.1	$52.5	$97.5	$99.2

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

Our U.S. operations include a facility in Alabama (primarily the distribution to customers of the bulk of our products and the light manufacturing of our chemical, wovens, reflective, and fire products) and facilities in Arizona, California, Colorado and Iowa (fire services). The Company also maintains one manufacturing facility in China (primarily disposable and chemical suit production), a manufacturing facility in Mexico (primarily disposable, reflective, fire and chemical suit production), a manufacturing facility in Vietnam (primarily disposable production), a manufacturing facility in Argentina (primarily wovens production), a manufacturing facility in Romania (boots), a manufacturing facility in New Zealand (helmets) and two small manufacturing facilities in India (primarily disposable and wovens production). Our China and Vietnam facilities produce a significant portion of the Company’s products. We evaluate the performance of these entities based on gross profit, which is defined as net sales less cost of goods sold, and operating income (loss), which is defined as income before income taxes, interest expense and other income and expenses. We have sales forces in the U.S., Canada, Mexico, Europe, Latin America, India, Russia, Kazakhstan, Australia, New Zealand and China, which sell and distribute products shipped from the U.S., Mexico, China, Vietnam or India.

The table below represents information about reportable segments for the three and six month periods noted therein (amounts may not foot due to rounding):

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions of dollars)	2026	2025	2026	2025
Net Sales:
U.S. Operations	$23.1	$24.5	$45.4	$47.0
Other foreign	5.6	5.2	10.9	9.9
Europe	13.9	15.7	26.0	27.8
Mexico	1.9	2.0	4.4	3.8
Asia	15.3	14.3	26.3	26.3
Canada	2.6	2.9	4.7	5.3
Latin America	4.2	4.6	9.1	8.9
Less intersegment sales	(16.5)	(16.7)	(29.3)	(29.8)
Consolidated sales	$50.1	$52.5	$97.5	$99.2
External Sales:
U.S. Operations	$21.3	$22.1	$41.4	$42.8
Other foreign	3.7	3.3	7.2	6.3
Europe	12.4	15.1	23.8	26.9
Mexico	1.4	1.1	3.3	2.3
Asia	4.7	3.7	8.4	7.3
Canada	2.5	2.9	4.6	5.2
Latin America	4.1	4.3	8.8	8.4
Consolidated external sales	$50.1	$52.5	$97.5	$99.2
Intersegment Sales:
U.S. Operations	$1.7	$2.3	$4.0	$4.1
Other foreign	2.0	1.9	3.7	3.6
Europe	1.5	0.6	2.2	0.9
Mexico	0.7	0.9	1.2	1.5
Asia	10.5	10.7	17.9	19.1
Canada	0.1	0.1	0.1	0.2
Latin America	—	0.2	0.2	0.4
Consolidated intersegment sales	$16.5	$16.7	$29.3	$29.8

The table below represents information about reportable segments for the three and six month periods noted therein (amounts may not foot due to rounding):

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions of dollars)	2026	2025	2026	2025
Cost of Goods Sold:
U.S. Operations	$13.9	$15.5	$30.0	$30.8
Other foreign	4.3	3.5	7.8	6.6
Europe	10.8	12.2	19.8	21.1
Mexico	2.3	2.1	4.7	3.9
Asia	11.7	11.4	20.9	21.0
Canada	1.7	2.0	3.0	3.9
Latin America	3.1	3.0	6.6	5.9
Less intersegment cost of goods sold	(16.2)	(16.0)	(28.7)	(28.4)
Consolidated cost of goods sold	31.6	$33.7	64.1	64.8
Gross Profit:
U.S. Operations	$9.2	$9.0	$15.4	$16.2
Other foreign	1.3	1.7	3.1	3.2
Europe	3.0	3.5	6.1	6.7
Mexico	(0.5)	(0.1)	(0.4)	(0.1)
Asia	3.7	2.9	5.5	5.4
Canada	0.9	0.9	1.7	1.4
Latin America	1.1	1.6	2.5	3.0
Less intersegment loss	(0.2)	(0.7)	(0.5)	(1.3)
Consolidated gross profit	18.5	$18.8	33.4	34.5
Operating Expenses:
U.S. Operations	$11.0	$10.7	$21.7	$21.4
Other foreign	1.4	1.6	2.9	3.0
Europe	3.7	3.4	7.0	7.4
Mexico	0.8	0.6	1.3	1.3
Asia	1.8	1.4	3.0	2.9
Canada	0.6	0.5	1.3	1.2
Latin America	1.5	1.4	3.0	3.0
Less intersegment operating expenses	(0.2)	(0.4)	(0.5)	(0.7)
Consolidated operating expenses	$20.6	$19.3	39.7	39.5
Settlement of lease liability, net:
U.S. Operations	$(1.9)	—	$(1.9)	$—
Consolidated settlement of lease liability, net	$(1.9)	$—	$(1.9)	$—
Goodwill impairment:
Europe	$3.2	—	$3.2	$—
Consolidated goodwill impairment expense	$3.2	$—	$3.2	$—
Gain on sale of certain assets:
U.S. Operations	$—	—	$(6.5)	$—
Consolidated gain on sale of certain assets	$—	$—	$(6.5)	$—

Lease Impairment:
U.S. Operations	$—	3.6	$—	$3.6
Consolidated lease impairment	$—	$3.6	$—	$3.6
Operating (Loss) Income:
U.S. Operations	$0.1	$(5.3)	$2.1	$(8.9)
Other foreign	(0.1)	0.1	0.2	0.3
Europe	(3.9)	0.1	(4.1)	(0.7)
Mexico	(1.2)	(0.7)	(1.7)	(1.4)
Asia	1.9	1.5	2.5	2.4
Canada	0.3	0.4	0.4	0.2
Latin America	(0.4)	0.2	(0.5)	—
Less intersegment loss (income)	—	(0.3)	—	(0.6)
Consolidated operating (loss) income	$(3.3)	$(4.0)	$(1.1)	$(8.7)

The table below represents information about reported segments as of the dates noted therein (amounts may not foot due to rounding):

	As of July 31,	As of January 31,
(in millions of dollars)	2026	2026
Total Assets:
U.S. Operations	$168.4	$170.4
Europe	51.9	61.1
Mexico	10.8	11.7
Asia	45.6	48.5
Canada	7.2	6.8
Latin America	24.2	23.6
Other foreign	19.5	19.8
Less intersegment	(121.1)	(132.0)
Consolidated assets	$206.5	$209.9
Total Assets Less Intersegment:
U.S. Operations	$88.7	$90.8
Europe	44.0	50.3
Mexico	7.4	8.2
Asia	25.4	20.8
Canada	3.2	2.9
Latin America	19.7	19.3
Other foreign	18.1	17.6
Consolidated assets	$206.5	$209.9
Total Goodwill and Intangible Assets
U.S. Operations	$25.4	$25.3
Europe	15.8	19.9
Other foreign	1.0	1.8
Consolidated goodwill and intangible assets	$42.2	$47.0

The table below presents external sales by product line:

	Three Months Ended July 31,		Six Months Ended July 31,
(in millions of dollars)	2026	2025	2026	2025
External Sales by product lines:
Disposables	$14.1	$13.9	$27.7	$27.0
Chemical	6.1	5.6	11.6	11.7
Fire Service	26.1	25.6	49.5	46.6
Gloves	0.4	0.4	0.7	0.7
High Visibility(1)	—	1.5	0.7	2.5
High Performance Wear(1)	—	2.2	0.9	3.8
Wovens	3.4	3.3	6.4	6.9
Consolidated external sales	$50.1	$52.5	$97.5	$99.2

(1) The Company sold inventory and intellectual property associated with the High Performance Wear and High Visibility clothing lines on March 27, 2026.

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

Our net sales attributable to customers outside the U.S. were $28.7 million and $30.4 million for the three months ended July 31, 2026 and 2025, respectively, and $56.0 million and $56.4 million for the six months ended July 31, 2026 and 2025, respectively.

Key Trends Affecting Our Operations

Trade Policies and Regulations

Since early 2025, the executive branch of the U.S. government has pursued a policy of imposing tariffs on imports from many foreign countries, including countries where the Company has manufacturing facilities, such as China, India, and Vietnam, among others. In response, China and other countries announced retaliatory tariffs against certain U.S. imports. These tariffs have been, and may continue to be, announced, amended, paused, reinstated and rescinded with little or no advance notice. On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”), and the U.S. Court of International Trade (“CIT”) subsequently ordered U.S. Customs and Border Protection to process refunds of tariffs paid under the IEEPA. While we have submitted claims for refunds related to certain eligible tariffs paid, the ultimate availability, timing, and amount of any potential refunds of such tariffs remain uncertain and are subject to further legal, regulatory, and administrative developments. During the six months ended July 31, 2026, the Company received approximately $2.1 million of refunds related to previously paid IEEPA tariffs. The tariff refunds were recorded in the condensed consolidated financial statements as a reduction to cost of goods sold.

After the Supreme Court’s ruling on the IEEPA tariffs, the Trump Administration immediately imposed new global tariffs pursuant to Section 122 of the Trade Act of 1974, which allows for tariffs of up to 15% for a period of up to 150 days, and indicated its intention to consider other legal options for imposing tariffs. However, in May 2026, the CIT held that the tariffs imposed under Section 122 were unlawful. This ruling has been appealed and is subject to ongoing litigation. Subsequently, the Trump Administration imposed new tariffs on imports from more than 80 countries at varying rates under a number of different statutory provisions, including Section 301 of the Trade Act of 1974 and Section 338 of the Tariff Act of 1930.

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

Russia-Ukraine Conflict

We are continually monitoring the potential financial impact of the Russian invasion of Ukraine on our operations. For the six months ended July 31, 2026, sales in Russia accounted for approximately 2.1% of our consolidated sales, and sales into Ukraine were not significant. We do not have any capital assets in Russia.

Conflict in the Middle East

We are continually monitoring the potential financial impact of the U.S. and Israel coordinated military operation against Iran on our operations. Our sales in the Middle East were not significant during the six months ended July 31, 2026. However, ongoing supply chain disruptions or increased freight costs resulting from the reduction in shipping volume through the Strait of Hormuz could have material adverse effects on our business.

Results of Operations

Three Months ended July 31, 2026, Compared to the Three Months Ended July 31, 2025

Net Sales. Net sales were $50.1 million for the three months ended July 31, 2026, a decrease of $2.4 million or 4.5%, compared to $52.5 million for the three months ended July 31, 2025. The decrease primarily reflected the absence of sales from our High Performance Wear and High Visibility product lines, which were sold in the first quarter of FY27. This decrease was partially offset by higher sales across the remaining product lines, including increases of $0.5 million in Fire Service products, $0.5 million in Chemical products, $0.2 million in Disposable products and $0.1 million in Woven products.

Gross Profit. Gross profit for the three months ended July 31, 2026 was $18.5 million, a decrease of $0.3 million, or 1.5%, compared to $18.8 million for the three months ended July 31, 2025. Gross profit as a percentage of net sales increased to 37.0% for the three months ended July 31, 2026, from 35.8% for the three months ended July 31, 2025, primarily due to $2.1 million in tariff refunds received related to previously paid import duties, as well as lower labor, production and material costs. These impacts were partially offset by increased rent, new tariffs and freight costs.

Operating Expenses. Operating expenses increased by $1.3 million, or 7.0%, from $19.3 million for the three months ended July 31, 2025 to $20.6 million for the three months ended July 31, 2026. The increase was primarily due to currency fluctuations, tradeshow, advertising and amortization expenses, partially offset by decreases in stock based compensation, incentive compensation and professional fees. Operating expenses as a percentage of net sales were 41.2% for the three months ended July 31, 2026, up from 36.7% for the three months ended July 31, 2025, primarily due to the factors noted above.

Settlement of lease liability, net. In July 2026, the Company reached a settlement with the landlord of the Monterrey, Mexico facility that terminated the Monterrey lease in its entirety and concluded the related litigation. During the three months ended July 31, 2026, the Company released the remaining lease liability and recognized a gain of approximately $1.9 million.

Goodwill Impairment. During the three months ended July 31, 2026, the Company recognized a goodwill impairment of $3.2 million related to the LHD reporting unit within the Europe geographic segment, representing the remaining goodwill associated with this reporting unit. No goodwill remains allocated to this reporting unit.

Lease Impairment. During the three months ended July 31, 2025, the Company recorded a $3.6 million impairment primarily related to the right-of-use asset for the Monterrey, Mexico facility. There were no lease impairment charges recorded for the three months ended July 31, 2026.

Operating Loss. Operating loss was $(3.3) million for the three months ended July 31, 2026, compared to an operating loss of $(4.0) million for the three months ended July 31, 2025, due to the impacts detailed above. Operating margins were (6.7)% for the three months ended July 31, 2026, as compared to (7.7)% for the three months ended July 31, 2025.

Income Tax Expense (Benefit). Income tax expense (benefit) consists of federal, state and foreign income taxes. Income tax expense was $1.2 million for the three months ended July 31, 2026, compared to a benefit of $(5.2) million for the three months ended July 31, 2025. The Company's effective tax rate for the second quarter of FY26 was a tax expense of 32.4% which differs from the U.S. federal statutory rate of 21% primarily as a result of a valuation allowance against the Company’s U.S. operations.

Net (Loss) Income. Net loss was $(4.9) million for the three months ended July 31, 2026, compared to a net income of $0.8 million for the three months ended July 31, 2025.

Six Months ended July 31, 2026, Compared to the Six Months Ended July 31, 2025

Net Sales. Net sales were $97.6 million for the six months ended July 31, 2026, a decrease of $1.6 million or 1.7%, compared to $99.2 million for the six months ended July 31, 2025. The decrease primarily reflected the lower sales from the High Performance Wear and High Visibility product lines, which were sold in the first quarter of FY27. This decrease was partially offset by an increase in sales of $2.9 million in Fire Service products and $0.7 million in Disposable products. Sales of Woven and Chemical products decreased by $0.5 million and $0.1 million, respectively, while sales of Glove products remained consistent.

Gross Profit. Gross profit for the six months ended July 31, 2026 was $33.4 million, a decrease of $1.1 million, or 3.0%, compared to $34.5 million for the six months ended July 31, 2025. Gross profit as a percentage of net sales decreased to 34.3% for the six months ended July 31, 2026, from 34.7% for the six months ended July 31, 2025, primarily due to increased labor, rent, new tariffs, freight and certification costs. These impacts were partially offset by $2.1 million in tariff refunds received related to previously paid import duties, as well as lower production and material costs.

Operating Expenses. Operating expenses increased by $0.1 million, or 0.4%, to $39.7 million for the six months ended July 31, 2026 from $39.6 million for the six months ended July 31, 2025. The increase was primarily due to currency fluctuations, tradeshow, advertising and amortization expenses, partially offset by decreases in labor, incentive compensation, professional fees and stock based compensation. Operating expenses as a percentage of net sales were 40.7% for the six months ended July 31, 2026, an increase from 39.9% for the six months ended July 31, 2025, primarily due to the factors noted above.

Goodwill Impairment. During the six months ended July 31, 2026, the Company recognized a goodwill impairment of $3.2 million related to the LHD reporting unit within the Europe geographic segment, representing the remaining goodwill associated with this reporting unit. No goodwill remains allocated to this reporting unit.

Settlement of lease liability, net. In July 2026, the Company reached a settlement with the landlord of the Monterrey, Mexico facility that terminated the Monterrey lease in its entirety and concluded the related litigation. During the six months ended July 31, 2026, the Company released the remaining lease liability and recognized a gain of approximately $1.9 million.

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

Lease Impairment. During the six months ended July 31, 2025, the Company recorded a $3.6 million impairment primarily related to the right-of-use asset for the Monterrey, Mexico facility. There were no lease impairment charges recorded for the six months ended July 31, 2026.

Operating Loss. Operating loss was $(1.1) million for the six months ended July 31, 2026, compared to an operating loss of $(8.7) million for the six months ended July 31, 2025, due to the impacts detailed above. Operating margins were (1.1)% for the six months ended July 31, 2026, as compared to (8.7)% for the six months ended July 31, 2025.

Income Tax Expense (Benefit). Income tax expense consists of federal, state and foreign income taxes. Income tax expense was $2.6 million for the six months ended July 31, 2026, compared to a benefit of $6.4 million for the six months ended July 31, 2025. The Company's effective tax rate was a tax expense of 127.0% for the six months ended July 31, 2026 and a tax benefit of 67.1% for the six months ended July 31, 2025 which differs from the U.S. federal statutory rate of 21% primarily as a result of a valuation allowance against the Company’s U.S. operations.

Net (Loss) Income. Net loss was $(4.6) million for the six months ended July 31, 2026, compared to a net loss of $(3.1) million for the six months ended July 31, 2025.

Liquidity and Capital Resources

At July 31, 2026, cash and cash equivalents were approximately $17.9 million, and working capital was approximately $90.8 million. Cash and cash equivalents increased $5.4 million, and working capital decreased $5.4 million, from January 31, 2026 due to the balance sheet fluctuations described below.

Of the Company’s total cash and cash equivalents of $17.9 million as of July 31, 2026, cash held in Latin America of $1.2 million, cash held in the UK of $1.1 million, cash held in Russia and Kazakhstan of $2.8 million, cash held in the EEC of $3.9 million, cash held in India of $0.6 million, cash held in Vietnam of $1.2 million, and cash held in Hong Kong of $0.4 million would not be subject to additional U.S. tax in the event such cash was repatriated due to the change in the U.S. tax law as a result of the December 22, 2017 enactment of the 2017 Tax Cuts and Jobs Act (the “Tax Act”). When the Company repatriates cash from China, of the $3.0 million balance at July 31, 2026, an additional 10% withholding tax may be incurred in that country. The Company expects to repatriate cash from China during FY 27 and in anticipation of doing so, has accrued withholding tax expense of $0.3 million as of July 31, 2026.

Cash provided by operations was $5.4 million. Net loss of $(4.6) million for the six months ended July 31, 2026 was adjusted for non-cash charges of $(1.2) million, primarily related to the gains on sale of inventory and intellectual property associated with our high performance and high visibility product lines and lease termination and settlement of the Monterrey, Mexico facility, partially offset by the goodwill impairment of the LHD reporting unit. There was an increase in operating assets and liabilities of $11.2 million primarily related to changes in inventory, deferred revenue and accounts payable. Net cash provided by investing activities was $3.6 million, primarily due to the proceeds from the sale of the high-visibility and high-performance workwear styles partially offset by purchases of capital equipment. Net cash used in financing activities was $3.5 million due to $30.3 million borrowed under our credit facility to fund working capital increases offset by the repayment of debt facilities of $33.9 million and $0.2 million in shares returned to pay income taxes on shares vested under our equity compensation program.

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

On April 13, 2026, the Company and the Lender entered into a limited waiver (the “Limited Waiver”), pursuant to which the Lender waived the Company’s non-compliance as of January 31, 2026 with respect to two financial covenants under the Amended Loan Agreement. The $40.0 million aggregate commitment amount of the Amended Loan Agreement, maturity date of December 12, 2029, and applicable interest rate of the Amended Loan Agreement remained unchanged. The Company was in compliance with all of its debt covenants as of July 31, 2026.

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

The Company made certain representations and warranties to the Lender in the Amended Loan Agreement that are customary for credit arrangements of this type. The Company also agreed to maintain, as of the end of each fiscal quarter a minimum “basic fixed charge coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.20x and a “funded debt to EBITDA ratio” (as defined in the Amended Loan Agreement) not to exceed 3.5x (with step-downs to 3.25x and 3.0x on February 1, 2026 and February 1, 2027, respectively), in each case for the trailing 12-month period ending with the applicable quarterly reporting period. In addition, the Company has agreed to maintain a springing “asset coverage ratio” (as defined in the Amended Loan Agreement) of at least 1.10x, but only to the extent that the maximum funded debt to EBITDA ratio exceeds 3.25x at any reporting period. The Company was in compliance with all of its debt covenants as of July 31, 2026.

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

As of July 31, 2026, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $24.9 million outstanding under the revolving credit facility, and there was $15.1 million of additional available credit under the Loan Agreement. As of January 31, 2026, the Company had no borrowings outstanding on the letter of credit sub-facility and borrowings of $28.5 million outstanding under the revolving credit facility, and there was $11.5 million of additional available credit under the Loan Agreement. The interest rate on outstanding borrowings was 5.26% at July 31, 2026 and 5.76% at January 31, 2026.

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

No shares were repurchased in the six months ended July 31, 2026, leaving $5.0 million remaining under the share repurchase program at July 31, 2026. The share repurchase program has no expiration date but may be terminated by the Board of Directors at any time.

Capital Expenditures. Our capital expenditures were $1.4 million for the six months ended July 31, 2026 which primarily relates to replacement equipment for our manufacturing sites and equipment for our greenfield ISPs. We expect to fund the capital expenditures from our cash flows from operations. The Company may also expend funds in connection with potential acquisitions.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 1 to our consolidated financial statements in our fiscal year 2026 Form 10-K. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult, or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2026 Form 10-K. There have been no significant changes in the application of our critical accounting policies and estimates during the six months ended July 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item, and therefore, no disclosure is required under Item 3 for the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of July 31, 2026. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer have concluded that as of July 31, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

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

Changes in Internal Control Over Financial Reporting

Other than continuing to make progress on the ongoing remediation efforts described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended July 31, 2026 that materially affected, or are reasonably likely to affect materially, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

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

The extent and duration of increased tariffs, which we are unable to predict, and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. For example, in 2025, the U.S. widely imposed tariffs under the International Emergency Economic Powers Act, which tariffs were subsequently held invalid by the U.S. Supreme Court. Following the Supreme Court’s ruling, the Trump Administration imposed new global and country- and good-specific tariffs pursuant to other legal authorities and indicated its intention to continue to pursue a trade policy heavily reliant on tariffs.

Our business has been negatively affected by the recent international tariff and trade environment and may be negatively affected in the future by the quickly evolving tariff situation and the economic uncertainty created thereby. Tariffs increase the cost of our products and the components and raw materials that go into making them. These increased costs adversely impact the gross margin we earn on our products. Tariffs have also increased the cost of our products for customers, making them less competitive and have resulted in reduced consumer demand. Countries may also adopt other measures, such as controls on imports or exports of goods, technology, or data, that could adversely impact the Company’s operations, strategy and supply chain and limit the Company’s ability to offer our products and services. These measures can require us to take various actions, including changing suppliers, shifting production of certain products to lower-tariff countries and restructuring business relationships. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming, and disruptive to our operations, as well as distracting to management. Such restrictions have been, and may be in the future, announced, amended, paused, reinstated, or rescinded with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures. Uncertainty surrounding trade and other international disputes has had a negative effect on consumer confidence and spending, and we cannot predict how long such uncertainty may last. These events have reduced customer demand, and additional tariff policies could exacerbate those effects, increase the cost of our products and services, or otherwise have a materially adverse impact on our customers’ and suppliers’ businesses and results of operations, which could in turn additionally adversely impact our financial performance and growth prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 25, 2026, we completed the issuance of 7,500 restricted stock units (“RSUs”) to MZHCI, LLC (“MZ Group”) pursuant to an investor relations consulting agreement by and between the Company and MZ Group entered into on October 4, 2024 (the “Consulting Agreement”). The RSUs are fully vested. The issuance of these securities was effected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.

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

The following table sets forth purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act, of shares of the Company’s common stock during the second quarter of fiscal 2027:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Amount of Shares that May Yet Be Purchased Under the Programs (1)
May 1 – May 31	—	$—	—	$5,030,479
June 1 – June 30	—	$—	—	$5,030,479
July 1 – July 31	—	$—	—	$5,030,479
Total	—	$—	—	$5,030,479

(1)
Represents the amount remaining under our share repurchase program as of July 31, 2026.

Item 5. Other Information

Rule 10b5-1 Trading Plans

From time to time, members of the Company’s Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s insider trading policy. Other than as described below, during the three months ended July 31, 2026, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On July 2, 2026, Thomas McAteer, a member of the Board of Directors of the Company, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). Mr. McAteer’s plan, which provides for the potential sale of up to 10,000 shares of the Company's common stock, terminates upon the earlier of April 1, 2028 or the date all shares subject to the plan have been sold.

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

10.1†

Lakeland Industries, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 4.3 to Lakeland Industries, Inc.’s Registration Statement on Form S-8 (File No. 333-296827) filed with the Commission on June 16, 2026)

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

101*

The following financial statements from the Quarterly Report on Form 10-Q for the quarter ended July 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LAKELAND INDUSTRIES, INC. (Registrant)

Date: September 9, 2026	/s/ James M. Jenkins
James M. Jenkins, Chief Executive Officer, President and Executive Chairman (Principal Executive Officer and Authorized Signatory)

Date: September 9, 2026	/s/ J. Calven Swinea
J. Calven Swinea, Chief Financial Officer and Secretary (Principal Financial Officer and Authorized Signatory)